Form 10QSB
period 2005-06-30
BIO BRIDGE SCIENCE INC
filed 2005-09-26
CIK 1309304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended: June 30, 2005

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period from ______ to _______

                        Commission File Number: 000-51497

                            BIO-BRIDGE SCIENCE, INC.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                               20-1802936
------------------------------                              -------------------
(State or Other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

   1211 West 22nd Street, Suite 615
         Oak Brook, Illinois                                     60523
(Address of principal executive offices)                       (Zip Code)


                                  630-928-0869
                 -----------------------------------------------
                 (Issuer's telephone number including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [_] No [X]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of September 12, 2005: 31,983,886 shares

Transitional Small Business Disclosure Format: Yes [_]  No [X]

                            Bio-Bridge Science, Inc.                                                   Page

                    Index to Form 10-QSB

     Item 1.        Financial Statements                                                                  3

                    Balance Sheet as of December 31, 2004 and June 30, 2005
                    (unaudited)                                                                           4

                    Unaudited Statements of Operations for the six month periods
                    ended June 30, 2005 and June 30, 2004                                                 5

                    Unaudited Statements of Changes in Shareholders' Equity for
                    the period from February 11, 2002 (inception) through June
                    30, 2005                                                                              6

                    Unaudited Statements of Cash flows for the six month periods
                    ended June 30, 2005 and June 30, 2004                                                 7

                    Notes to Unaudited Financial Statements

     Item 2.        Management's Discussion and Analysis or Plan of Operation.                           12

     Item 3.        Controls and Procedures                                                              16

     Part II        Other Information                                                                    17

     Item 1.        Legal Proceedings                                                                    17

     Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds                          17

     Item 3.        Defaults Upon Senior Securities                                                      17

     Item 4.        Submission of Matters to a Vote of Security Holders                                  17

     Item 5.        Other Information                                                                    17

     Item 6.        Exhibits                                                                             17

                    SIGNATURES                                                                           18


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         December 31,       June 30,
           ASSETS                                           2004              2005
                                                         -----------       -----------
                                                                           (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                              $   495,805       $   487,159

  Prepaid expenses and other current assets                   19,538            44,824
  Land use right, current portion                             15,783            15,783
                                                         -----------       -----------
      Total Current Assets                                   531,126           547,766

NOTE RECEIVABLE, NET OF DISCOUNT                              37,893            38,459

ADVANCE TO A CONSTRUCTION CONTRACTOR                         362,472            18,124

FIXED ASSETS, NET                                             18,599            29,169

CONSTRUCTION IN PROGRESS                                      81,133           432,731

LAND USE RIGHT, NET OF CURRENT PORTION                       355,111           347,220
                                                         -----------       -----------

     TOTAL ASSETS                                        $ 1,386,334       $ 1,413,469
                                                         ===========       ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued expenses and other payables                    $    67,143            78,923
                                                         -----------       -----------
      Total current liabilities                               67,143            78,923

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Common stock, $0.001 par value, 100,000,000 shares
  authorized,
  30,841,590 and 30,271,590 shares issued and
  outstanding, respectively                                   30,272            30,842
 Additional paid-in capital                                2,995,342         3,279,772
 Prepaid consulting expense                                 (390,890)         (223,366)
 Accumulated other comprehensive loss                         (1,600)           (1,600)
 Deficit accumulated during the development stage         (1,313,933)       (1,751,102)
                                                         -----------       -----------

Total Shareholders' Equity                                 1,319,191         1,334,546
                                                         -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 1,386,334       $ 1,413,469
                                                         ===========       ===========



              The accompanying notes are an integral part of these
                             financial statements.

                    BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   AND COMPREHENSIVE LOSS FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005
        AND 2004, AND FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION)
                              THROUGH JUNE 30, 2005

                                                                                                                For the Period From
                                                                                                                 February 11, 2002
                                                                                                                (Inception) Through
                                          Three months ended June 30,        Six months ended June 30,             June 30, 2005
                                        -------------------------------     -------------------------------       ------------
                                            2005               2004            2005              2004
                                        ------------       ------------     ------------       ------------
REVENUE                                 $         --       $         --     $         --       $         --       $         --

Research and development costs               (19,292)                --          (20,792)            (8,000)          (161,366)

General and Administrative Expenses         (219,591)           (58,654)        (417,745)          (233,331)        (1,592,061)
                                        ------------       ------------     ------------       ------------       ------------

LOSS FROM OPERATIONS                        (238,883)           (58,654)        (438,537)          (241,331)        (1,753,427)

OTHER INCOME/(LOSS)                              679                132            1,368               (192)             4,621

LOSS ON SALE OF INVESTMENT                        --                 --               --                 --             (2,296)
                                        ------------       ------------     ------------       ------------       ------------

NET LOSS                                    (238,204)           (58,522)        (437,169)          (241,523)        (1,751,102)

FOREIGN CURRENCY TRANSLATION LOSS                  1                 11               --                (19)            (1,600)
                                        ------------       ------------     ------------       ------------       ------------

COMPREHENSIVE LOSS                      $   (238,203)      $    (58,511)    $   (437,169)       $  (241,542)      $ (1,752,702)
                                        ============       ============     ============       ============       ============

LOSS PER SHARE, BASIC AND DILUTED
                                        $      (0.01)      $         --     $      (0.01)      $      (0.01)
                                        ============       ============     ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED                         30,487,744         28,283,458       30,380,264         27,584,547
                                        ============       ============     ============       ============


              The accompanying notes are an integral part of these
                             financial statements.

                    BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
          IN SHAREHOLDERS' EQUITY FOR THE PERIOD FROM FEBRUARY 11, 2002
                        (INCEPTION) THROUGH JUNE 30, 2005

                                                                                                         Deficit
                                                                                         Accumulated    Accumulated
                                                           Additional       Prepaid         Other        During the
                                    Common Stock            Paid-in        Consulting   Comprehensive  Development
                                 Shares        Amount       Capital         Expense          Loss          Stage         Total
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------
Issuance of 13,750,000
shares at $0.00004               13,750,00   $    13,750   $   (13,200)   $        --    $        --    $        --    $       550

Issuance of 7,461,090
shares at $0.0468                7,461,090         7,461       341,719             --             --             --        349,180

Issuance of 1,875,000
shares at $0.12                  1,875,000         1,875       223,125             --             --             --        225,000

Foreign currency
translation loss                        --            --            --             --           (499)            --           (499)

Net loss                                --            --            --             --             --       (114,476)      (114,476)
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------

BALANCE DECEMBER 31, 2002       23,086,090        23,086       551,644             --           (499)      (114,476)       459,755
                                                                                                                       -----------

Issuance of 3,508,425
shares at $0.12                  3,508,425         3,509       417,502             --             --             --        421,011

Issuance of 201,200 shares
at $0.32                           201,200           201        64,186             --             --             --         64,387

Foreign currency
translation loss                        --            --            --             --           (644)            --           (644)

Net loss                                --            --            --             --             --       (255,020)      (255,020)
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------

BALANCE DECEMBER 31, 2003       26,795,715        26,796     1,033,332             --         (1,143)      (369,496)       689,489

Issuance of 434,600 shares
at $0.12                           434,600           435        51,715             --             --             --         52,150

Issuance of 1,125,275
shares at $0.32                  1,125,275         1,125       358,961             --             --             --        360,086

Issuance of 1,616,000
shares at $0.5                   1,616,000         1,616       806,382             --             --             --        807,998

Fair market value of Stock
options granted for services            --            --       695,052             --             --             --        695,052

Fair value of  shares
issued for services                100,000           100        49,900             --             --             --         50,000

Exercise of options                200,000           200            --             --             --             --            200

Deferred compensation                   --            --            --       (390,890)            --             --       (390,890)

Foreign currency
translation loss                        --            --            --             --           (457)            --           (457)

Net loss                                --            --            --             --             --       (944,437)      (944,437)
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------

BALANCE DECEMBER 31, 2004       30,271,590        30,272     2,995,342       (390,890)        (1,600)    (1,313,933)     1,319,191
                                                                                                                       -----------

Issuance of 570,000 shares
at $0.5 (unaudited)                570,000           570       284,430             --             --             --        285,000

Amortization of deferred
compensation (unaudited)                --            --            --        167,524             --             --        167,524

Net loss (unaudited)                    --            --            --             --             --       (437,169)      (437,169)
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------

BALANCE JUNE  30, 2005
(unaudited)                     30,841,590   $    30,842   $ 3,279,772    $  (223,366)   $    (1,600)   $(1,751,102)   $ 1,334,546
                               ===========   ===========   ===========    ===========    ===========    ===========    ===========


              The accompanying notes are an integral part of these
                             financial statements.

                    BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR SIX MONTHS ENED JUNE 30, 2005 AND 2004, AND FOR THE PERIOD FROM
              FEBRUARY 11, 2002 (INCEPTION) THROUGH JUNE 30, 2005


                                                                                                    For the Period From
                                                                                                     February 11, 2002
                                                                                                  (Inception) Through June
                                                                   For Six Months Ended June 30,        30, 2005
                                                                   -----------------------------  ------------------------
                                                                      2005              2004
                                                                   -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                          $  (437,169)      $  (241,523)      $(1,751,102)
 Adjustments to reconcile net loss to net cash used in
operating activities:
 Depreciation                                                            2,869             1,547             8,679
 Amortization of land use right                                          7,891                19            31,557
 Amortization of prepaid consulting expenses                           167,524                --           471,686
 Stock issued for services                                                  --                --            50,550
 Loss on sale of investment                                                 --                --             2,296
 Increase (decrease) in prepaid expenses and other assets               (7,729)           10,108             2,544
 Increase in accrued expenses and other payables                        11,779            10,453            78,923
                                                                   -----------       -----------       -----------
    Net Cash Used In Operating Activities                             (254,835)         (219,396)       (1,104,867)
                                                                   -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of land use right                                                 --                            (394,559)
 Increase in constructions in progress                                (351,597)          (34,912)         (432,730)
 Purchase of fixed assets                                              (13,439)           (1,348)          (37,848)
 Purchase of investment                                                     --                             (40,000)
 Advance to a construction contractor                                  326,224                --           (36,248)
                                                                   -----------       -----------       -----------
      Net Cash Used In Investing Activities                            (38,812)          (36,260)         (941,385)
                                                                   -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock                                    285,000         1,240,234         2,535,012
                                                                   -----------       -----------       -----------
      Net Cash Provided By Financing Activities
                                                                       285,000         1,240,234         2,535,012
                                                                   -----------       -----------       -----------


 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     1               (20)           (1,601)


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (8,646)          984,558           487,159

                                                                                                       -----------
 Cash and cash equivalents, beginning of period                        495,805           220,291
                                                                   -----------       -----------       -----------


CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   487,159       $ 1,204,849       $   487,159
                                                                   ===========       ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest Paid                                                     $        --       $        --       $        --
                                                                   ===========       ===========       ===========
 Income taxes Paid                                                 $        --       $        --       $        --
                                                                   ===========       ===========       ===========

              The accompanying notes are an integral part of these
                             financial statements.

                    BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                         STATEMENTS AS OF JUNE 30, 2005

NOTE 1 - BASIS OF PRESENTATION

      The unaudited condensed consolidated financial statements of Bio Bridge Science Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed consolidated balance sheet information as of December 31, 2004 was derived from the audited consolidated financial statements included in the Company's Registration Statement Form SB - 2. These interim financial statements should be read in conjunction with that report.

NOTE 2 - NATURE OF COMPANY

      Bio-Bridge Science, Inc. (a development stage company) ("the Company") was incorporated in the State of Delaware on October 26, 2004 to serve as a vehicle to effect an exchange of capital stock with Bio-Bridge Science Corporation, a Cayman Islands corporation, to redomicile from the Cayman Islands to Delaware. The Company's fiscal year end is December 31.

      The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." All losses accumulated since the inception of the Company will be considered as part of the Company's development stage activities. The Company has not commenced revenue generating activities.

      On December 1, 2004, the Company acquired all of the outstanding shares of Bio-Bridge Science Corporation ("BBSC"), a Cayman Islands corporation, in exchange for 29,971,590 shares of its common stock, and as a result, BBSC became a wholly owned subsidiary of Bio-Bridge Science, Inc. BBSC was incorporated in the Cayman Islands on February 11, 2002. At the time of the exchange, BBSC held a 100% interest in Bio-Bridge Science (Beijing) Corp. ("BBS Beijing") a wholly-foreign funded enterprise of the People's Republic of China ("PRC") which was established on May 20, 2002. Bio-Bridge Science (Beijing) has been issued an operating license for 25 years, which can be renewed for an additional 25-year term for a nominal fee. BBS Beijing is currently engaged in the development and commercialization of the HIV-PV vaccine, I in mainland China.

      The acquisition was accounted for as a reverse merger (recapitalization) with Bio-Bridge Science Corporation deemed to be the accounting acquirer, and Bio-Bridge Science Inc. deemed to be the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of Bio-Bridge Science Corporation as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of BBSC, the accounting acquirer, have been carried over in the recapitalization.


NOTE 3 - GOING CONCERN

      The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. Furthermore, the Company has generated no revenue and has incurred accumulated losses and negative operating cash flows of $1,751,102 and $1,104,867, respectively, since inception. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations.

      The uncertainty related to these conditions raises substantial doubt about the Company's ability to continue as going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      During the next 12 months, the Company intends to raise capital through an offering of its securities or from loans to continue research and development of HIV-PV Vaccine I in China as well as complete the construction of its laboratory in China. The Company has no current arrangements for obtaining the additional cash and working capital it may require, and will seek to raise it through the public or private sales of its securities, or loans, or a combination of the foregoing. The Company cannot guarantee financing will be available, on acceptable terms or at all. At this time, the Company is unable to determine when the HIV-PV Vaccine I will become fully developed manufactured and sold. The Company does not expect to generate any significant revenues in the next 12 months. If the Company fails to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

NOTE 4 - ECONOMIC AND POLITICAL RISKS

      The Company faces a number of risks and challenges since its operation is in PRC and its primary market is in the PRC. We have operations in China, where we are currently engaged in pre-clinical testing of our HIV-PV Vaccine I product. Our business operations may be adversely affected by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. These effects could substantially impair our business, profits or prospects in China. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

NOTE 5 - USE OF ESTIMATES

      The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and expenses during the reporting periods. Actual results when ultimately realized could differ from those estimates.

NOTE 6 - LOSS PER SHARE

      Basic loss per share has been computed using the weighted average number of common shares outstanding during the corresponding periods. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the periods in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) or warrants. As of June 30, 2005 common stock equivalents consist of 1,192,675 options that each convert into one share of the Company's common stock. For the three months and six months ended June 30, 2005 and 2004, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying value of financial instruments including cash and cash equivalents, note receivable, prepaid expenses and other current assets, accrued expenses and other payables, approximates their fair value at June 30, 2005 and December 31, 2004 due to the relatively short-term nature of these instruments.

NOTE 8 - FOREIGN CURRENCY CONVERSION

      The Company's financial information is presented in US dollars. The functional currency Renminbi (RMB) of the Company is translated into United States dollars from RMB at quarter / year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

                                                        2005      2004
                                                       ------    ------
      Quarter / Year end RMB : US$ exchange rate       8.2765    8.2765
      Average yearly RMB : US$ exchange rate           8.2765    8.2766

      The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

      On July 22, 2005, Renminbi rose approximately 2 percent against the US dollar at the exchange rate of 8.11 to 1.

NOTE 9 - SHAREHOLDER'S EQUITY

On December 1, 2004, the Company issued to Columbia China Capital Group, Inc. an option to purchase 1,342,675 shares of common stock at $.001 per share to be exercised within a three-year period in consideration for financial consulting services to be provided over a two year period. The options granted were granted outside the Company's stock option plan. On December 1, 2004, 200,000 of these options were exercised. The options were valued at their fair value of $670,098 at the date of grant, which was determined by the Black-Scholes valuation method using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 85% based on recent history of the stock price in the industry. The value of the options issued was capitalized by the company as a prepaid consulting fee and is being amortized over the two year term of the service agreement. During the six months ended June 30, 2005, $167,524 of this amount was amortized and included in the accompanying statement of operations, and the remaining unamortized amount of $223,366 was reflected as prepaid consulting costs in the accompanying statement of changes in shareholders' equity as of June 30, 2005. The option values are recalculated at the end of each quarter until the services are complete. During the six months ended June 30, 2005, there have been new issuances of 570,000 shares of common stock at $0.5 per share. All the external conditions and assumptions used in the Black-Scholes valuation method remain unchanged. Therefore the Company believes there is no change in the valuation of the carrying stock options as of June 30, 2005.

      The following represents transactions involving the purchases of the Company's common stock for cash categorized by period (for the period from the date of inception to June 30, 2005):

      2002:

      ISSUANCE OF 13,750,000 SHARES AT $0.00004 FOR TOTAL CONSIDERATION OF $550

      o At inception, 13,750,000 shares of common stock were issued for a total cash payment of $550.

      ISSUANCE OF 7,461,090 SHARES AT $0.0468 FOR TOTAL CONSIDERATION OF
      $349,180

      o On July 15, 2002, 1,675,000 shares were issued to two individuals for a total cash payment of $78,390.

      o On July 19, 2002, 2,125,000 shares were issued for a cash payment of $99,450.

      o On June 27, 2002, 786,090 shares were issued for a cash payment of $36,790.

      o On November 8, 2002, 2,875,000 shares were issued to 9 individuals for a total cash payment of $134,550.

      ISSUANCE OF 1,875,000 SHARES AT $0.12 FOR TOTAL CONSIDERATION OF $225,000

      o On September 6, 2002, 375,000 shares of common stock were issued for a cash payment of $45,000.

      o On November 8, 2002, 250,000 shares were issued for a cash payment of $30,000.

      o On November 12, 2002, 1,250,000 shares were issued to five individuals for a total cash payment of $150,000. 2003:

      ISSUANCE OF 3,508,425 SHARES AT $0.12 FOR TOTAL CONSIDERATION OF $421,011

      o On July 14, 2003, 250,000 shares were issued for a cash payment of $30,000.

      o On July 28, 2003, 75,000 shares were issued for a cash payment of $9,000.

      o On July 29, 2003, 291,750 shares were issued for a cash payment of $35,010.

      o On August 7, 2003, 50,000 shares were issued to two individuals for a total cash payment of $6,000.

      o On September 2, 2003, 125,000 shares were issued for a cash payment of $15,000.

      o On September 3, 2003, 1,500,000 shares were issued for a cash payment of $180,000.

      o On September 12, 2003, 83,350 shares were issued for a cash payment of $10,001.

      o On November 5, 2003, 883,325 shares were issued to two individuals for a total cash payment of $106,000.

      o On December 31, 2003, 250,000 shares were issued for $30,000. This amount was recorded as subscription receivable by the Company as of December 31, 2003 and subsequently collected on January 5, 2004.

      ISSUANCE OF 201,200 SHARES AT $0.32 FOR TOTAL CONSIDERATION OF $64,387

      o On October 20, 2003, 93,750 shares were issued to two individuals for a total cash payment of $30,000.

      o On November 5, 2003, 28,025 shares were issued for a cash payment of $8,977.

      o On November 6, 2003, 25,000 shares were issued for a cash payment of $8,000.

      o On November 12, 2003, 23,175 shares were issued to three individuals for a total cash payment of $7,410.

      o On December 18, 2003, 31,250 shares were issued for a cash payment of $10,000.

NOTE 9 - SHAREHOLDER'S EQUITY (CONTINUED)

      2004:

      ISSUANCE OF 434,600 SHARES AT $0.12 FOR TOTAL CONSIDERATION OF $52,150

      o On March 25, 2004, 434,600 shares were issued to three individuals for a total cash payment of $52,150.

      ISSUANCE OF 1,125,275 SHARES AT $0.32 FOR TOTAL CONSIDERATION OF $360,086

      o On January 26, 2004, 12,500 shares of common stock were issued for a cash payment of $4,000.

      o On January 30 2004, 14,750 shares were issued for a cash payment of $4,720.

      o On February 18, 2004, 31,250 shares were issued for a cash payment of $10,000.

      o On March 5, 2004, 14,175 shares were issued for a cash payment of $4,540.

      o On March 15, 2004, 23,375 shares were issued to three individuals for a total cash payment of $7,480.

      o On March 17, 2004, 15,625 shares were issued for a cash payment of $5,000.

      o On March 26, 2004, 46,875 shares were issued to two individuals for a total cash payment of $15,000.

      o On March 31, 2004, 31,250 shares were issued for a cash payment of $10,000.

      o On April 2, 2004, 31,250 shares were issued for a cash payment of $10,000.

      o On April 6, 2004, 31,250 shares were issued for a cash payment of $10,000.

      o On April 28, 2004, 57,500 shares were issued for a cash payment of $18,400.

      o On April 30, 2004, 251,725 shares were issued to ten individuals for a total cash payment of $80,546.

      o On May 11, 2004, 50,000 shares were issued to two individuals for a total cash payment of $16,000.

      o On May 15, 2004, 13,750 shares were issued for a cash payment of $4,400.

      o On May 28, 2004, 500,000 shares were issued for a cash payment of $160,000.

      ISSUANCE OF 1,616,000 SHARES AT $0.50 FOR TOTAL CONSIDERATION OF $807,998

      o On May 31, 2004, 20,000 shares were issued for a cash payment of $10,000.

      o On June 1, 2004, 240,000 shares were issued to three individuals for a total cash payment of $120,000.

      o On June 4, 2004, 85,000 shares were issued to four individuals for a total cash payment of $42,498.

      o On June 5, 2004, 81,000 shares were issued to three individuals for a total cash payment of $40,500.

      o On June 7, 2004, 80,000 shares were issued to four individuals for a total cash payment of $40,000.

      o On June 8, 2004, 40,000 shares were issued to two individuals for a total cash payment of $20,000.

      o On June 9, 2004, 60,000 shares were issued to two individuals for a total cash payment of $30,000.

      o On June 11, 2004, 140,000 shares were issued to six individuals for a total cash payment of $70,000.

      o On June 12, 2004, 60,000 shares were issued to two individuals for a total cash payment of $30,000.

      o On June 13, 2004, 20,000 shares were issued for a cash payment of $10,000.

      o On June 14, 2004, 260,000 shares were issued to nine individuals for a total cash payment of $130,000.

      o On June 15, 2004, 530,000 shares were issued to twelve individuals for a total cash payment of $265,000.

      Other Capital Stock Transactions

      On December 1, 2004, the Company issued 100,000 shares of its common stock and an option to purchase an additional 50,000 shares of its common stock at $.001 per share to Richardson & Patel, LLC in consideration for legal services. The shares issued were valued at $50,000, their fair value at the date of issuance. The options granted were valued at $24,954 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 85 percent based on recent history of the stock price in the industry.

      On December 1, 2004, 200,000 shares of common stock were issued at $0.001 per share for a cash payment of $200 from an exercise of stock options.

      2005:

      ISSUANCE OF 570,000 SHARES AT $0.5 FOR TOTAL CONSIDERATION OF $285,000

      o On April 22, 2005, 20,000 shares were issued to one individual for a total cash payment of $10,000.

      o On May 9, 2005, 100,000 shares were issued to one individual for a cash payment of $50,000.

      o On May 10, 2005, 100,000 shares were issued to one individual for a cash payment of $50,000.

      o On May 20, 2005, 100,000 shares were issued to one individual for a total cash payment of $50,000.

      o On June 6, 2005, 60,000 shares were issued to one individual for a total cash payment of $30,000.

      o On June 13, 2005, 50,000 shares were issued to two individuals for a total cash payment of $25,000.

      o On June 15, 2005, 40,000 shares were issued to one individual for a total cash payment of $20,000.

      o On June 20, 2005, 100,000 shares were issued to two companies for a total cash payment of $50,000.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      Construction commitment

      In May 2003, the Company acquired a land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and biomanufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of HIV-PV Vaccine I. As of June 30, 2005, the Company has received all necessary permits and approvals and construction of the facility had commenced. The outside main body of the GMP laboratory has been completed as of June 30, 2005. The Company has entered into a construction contract relating to the completion for this facility. As of June 30, 2005 a payment of $362,472 has been made to this contractor (of which, $18,124 remains prepaid), and has a further outstanding commitment under this contract of $362,472. The Company estimates that the cost of the building and outfitting of this facility is $3,000,000, of which $ 2,600,000 remains to be funded as of June 30, 2005, and the construction and installation of equipment related to the facility will be substantially completed by October 2005. As of June 30, 2005 and December 31, 2004 total construction in progress amounted to $432,731 and $81,133, respectively.

Note 11 - Subsequent Event.

      Subsequent to June 30, 2005, the Company raised $571,100 through the sale of 1,142,200 shares of common stock pursuant to Regulation S.

Item 2.  Management's Discussion and Analysis or Plan of Operation

      Some of the statements made by us in this Quarterly Report on Form 10-QSB are forward-looking in nature, including but not limited to, statements relating to our future revenue and expenses, product development, future market acceptance, levels of research and development, our management's plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "plan", "possible", and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors, many of which are discussed throughout this Quarterly Report and in our SEC filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, unless required by law. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

o our ability to finance our activities and maintain our financial liquidity;

o     our ability to attract and retain qualified, knowledgeable employees;

o     our ability to complete product development;

o     our ability to obtain regulatory approvals to conduct clinical trials;

o     our ability to design and market new products successfully;

o     our failure to acquire new customers in the future;

o     deterioration of business and economic conditions in our markets;

o     intensely competitive industry conditions; and

      In this document, the words "we," "our," "ours," and "us" refers to Bio-Bridge Science, Inc. and our wholly owned subsidiaries, including Bio-Bridge Science (Beijing) Co. Ltd., a Wholly-Foreign Funded Enterprise of the People's Republic of China ("Bio-Bridge (Beijing)") and Bio-Bridge Science Corporation, a Cayman Islands corporation.

Overview

      Bio-Bridge Science, Inc. is a development stage company whose subsidiaries are focused on the commercial development of HIV-PV Vaccine I technology. We are currently conducting pre-clinical testing of HIV-PV Vaccine I on laboratory animals in Beijing, China, which we anticipate will be completed by October 2005. Once the pre-clinical testing is completed, we will apply to China's State Food and Drug Administration for approval to conduct clinical trials of HIV-PV Vaccine I. As of April 2005, we have completed the construction of the outside body of our laboratory and biomanufacturing facility in Beijing, China.

      Since inception, we have generated no revenues. We incurred net losses of $944,437 in 2004 and $255,020 in 2003. As of June 30, 2005, we had an
accumulated deficit of $1,751,102. Our continued existence is dependent upon our ability to obtain additional financing. Our capital requirements for the next 12 months, as they relate to further research and development relating to our product candidate, HIV-PV Vaccine I, have been and will continue to be significant. As of June 30, 2005, we have funded our operations through equity offerings whereby we raised an aggregate $2,515,562 since inception. We will need to obtain additional financing in addition to the funding already raised through the sale of equity securities to fund our cash needs and continue our operations beyond August 2006. From April 22, 2005 to date, we have sold shares pursuant to Regulation S under the Securities Act of 1933, and have raised gross proceeds of $856,000 under this offering. As of December 31, 2004, our independent auditors have added an explanatory paragraph to their report of our audited financial statements for the year ended December 31, 2004 stating that our net loss of $944,437, lack of revenues and dependence on our ability to raise additional capital to continue our existence, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements and their explanatory notes included as part of this quarterly report do not include any adjustments that might result from the outcome of this uncertainty. If we fail to obtain additional financing, either through an offering of our securities or by obtaining loans, we may be forced to reduce operating costs and postpone completion of our laboratory and manufacturing facility. Development of our vaccine would likely be adversely affected or suspended altogether from such cost reductions, and we may be forced to cease our business.

Plan of Operation

      Our primary corporate focus is on the commercial development of HIV-PV Vaccine I through our subsidiaries. Our capital requirements, particularly as they relate to product research and development, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we are able to obtain regulatory approvals of HIV-PV Vaccine I, whether or not a market develops for our products and, if a market develops, the pace at which it develops, and the pace at which the technology involved in making our products changes.

      To date, our wholly owned subsidiary, Bio-Bridge Science Corporation, has funded its activities through private equity financings. During the next 12 months, we need to raise capital through an offering of our securities or from loans to continue research and development of HIV-PV Vaccine I in China as well as complete the construction of our laboratory in China, which we estimate will cost approximately $3 million, of which approximately $2,600,000 remains to be funded as of June 30, 2005. From April 22, 2005 to September 12, 2005, we issued 1,770,000 shares of common stock at a price per share of $0.50 to 48 investors pursuant to Regulation S under the Securities Act of 1933, and raised gross proceeds of $856,000. We currently have no commitments to make payments for this construction project, except for $362,472 pursuant to a contract involving structural and foundation work for the facility. We estimate that our capital requirements for the next 12 months will be as follows:

      o approximately $2,600,000 for our laboratory/biomanufacturing facility inner purified environment decoration project and electricity work project;

      o approximately $800,000 to purchase advanced laboratory equipment for our vaccine study;

      o approximately $500,000 to finish Phase I clinical study an the preparatory work; and

      o approximately $800,000 for working capital and general corporate needs.

      In addition, we estimate that the total cost to bring our product to market in China will be $10 million for the therapeutic vaccine, and an additional $6 million to bring the preventative vaccine to market. We believe that the therapeutic vaccine can be brought to market within three years and the preventative vaccine can be brought to market within five to seven years, if we are successful in raising the funds to complete development of the vaccine.

      As of June 30, 2005, our cash and cash equivalents position was $487,159, which we expect will fund our operations through November 2005. Although we recently have raised gross proceeds of $856,000 pursuant to a Regulation S offering, we will need to raise additional funds through the public or private sales of our securities, or loans, or a combination of the foregoing. We cannot guarantee that financing will be available to us, on acceptable terms or at all. We also may borrow from the local bank in China given that we own our land use right that could be used as collateral for borrowing. We do not expect to generate any significant revenues in the next 12 months. If we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations and may be forced to cease our business.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004


      During the quarters ended June 30, 2005 and 2004, we had no revenue. We do not expect to have significant revenues relating to our product candidates in development prior to 2007.


      For the quarter ended June 30, 2005, research and development expense was $19,292 as compared to $0 for the second quarter of 2004. The increase of $19,292 is due primarily to an increase of research and development staff.


      For the quarter ended June 30, 2005, general and administrative expense was $219,591 as compared to $58,654 for the quarter ended June 30, 2004. The increase of $160,937 is primarily due to increase in salary and consulting fees of approximately of $40,000, and $95,000 individually. In addition, we had increases in expenses related to rent and travel, depletion expenses and all other expense of $15,000 and $2,000, $5000, $3900 respectively.


      For the quarter ended June 30, 2005, interest and other income was $679 as compared to $132 for the quarter ended June 30, 2004. The increase of $547 is due primarily to an increase in cash balances.


      Net loss for the quarter ended June 30, 2005, was $238,204 as compared to $58,522 for the quarter ended June 30, 2004. This increase in net loss is attributable primarily to the above-mentioned salary increase and an increase of consulting related fees.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004


      During the six months ended June 30, 2005 and 2004, we had no revenue. We do not expect to have significant revenues relating to our product candidates in development prior to 2007.


      For the six months ended June 30, 2005, research and development expense was $20,792 as compared to $8,000 for the six months ended June 30, 2004. The increase of $12,792 is due primarily to an increase of research and development staff.

      For the six months ended June 30, 2005, general and administrative expense was $417,745 as compared to $233,331 for the six months ended June 30, 2004. The increase of $184,414 is due primarily to increases in consulting fees and salary expenses of approximately $110,000 and $44,000 respectively. In addition we had increases in expenses related to rent, travel and all other expenses of $22,000, $4,200, and $4,200 respectively.


      For the six months ended June 30, 2005, interest and other income (loss) was $1,368 as compared to -$192 for the six months ended June 30, 2004. The increase of $1,560 is due primarily to an increase in cash balances.


      Net loss for the six months ended June 30, 2005, was $437,169 as compared to $241,523 for the six months ended June 30, 2004. This increase in net loss is attributable primarily to the above-mentioned salary increase and an increase of consulting related fees.


Liquidity and Capital Resources

      Our principal sources of liquidity are cash and cash equivalent balances, which were $487,159 at June 30, 2005 and $495,805 at December 31, 2004. Since our inception, we have incurred significant losses, and as of June 30, 2005 we had an accumulated deficit of $1,751,102.

      Net cash used in operating activities was $254,835 for the six months ended June 30, 2005 and $219,396 for the six months ended June 30, 2004. The increase was due primarily to increase the scale of our business.

      Cash flows used in investing activities was $38,812 for the six months ended June 30, 2005 and $36,260 for the six months ended June 30, 2004. This change was from purchase fixed assets.

      Net cash provided by financing activities decreased to $285,000 in the first six months ended June 30, 2005 compared to $1,240,243 in the first six months ended June 30, 2004.

      To date, our operations have been funded through issuances of our common stock whereby we raised an aggregate $2,250,012 from inception through March 31, 2005. From April 22, 2005 to June 23, 2005, we have raised gross proceeds of $285,000 for 570,000 shares of common stock. Since June 23, 2005, we have raised an additional $571,100 for the sale of 1,142,200 shares of our common stock.

      Based on our current operating plan we believe that we have sufficient cash and cash equivalents to last approximately through November 2005. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond November 2005. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

      Stock compensation costs. We account for stock-based compensation issued to employees using the intrinsic-value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." We account for stock option and warrant grants issued to non-employees using the guidance of SFAS No. 123, "Accounting for Stock-Based Compensation" and EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," whereby the fair value of such option and warrant grants is determined using the Black-Scholes option pricing model at the date of grant.

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This Statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first reporting period that begins after June 15, 2005 for large business issuers and December 15, 2005 for small business issuers. 123R offers us alternative methods of adoption of this standard. At the present time, we have not yet determined which alternative method we will use and the resulting impact on our financial position or results of operations.

      Impairment of long-lived assets. We account for long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, which was adopted on January 1, 2002. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets To Be Disposed of, or SFAS No. 121. Our long-lived assets consist of land use right, notes, fixed assets, construction in process, and prepaid consulting fees. We regularly evaluate our long-lived assets, including our intangible assets, for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured using discounted cash flows. In the years ending December 31, 2004 and 2003, we performed an evaluation of our long-lived assets and noted no impairment.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

      Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      From April 22, 2005 to June 23, 2005, we issued 570,000 shares of common stock at a price per share of $.50 to ten investors in reliance upon the exemption from registration set forth in Regulation S under the Act, and raised gross proceeds of $285,000. We did not conduct a public solicitation in connection with the offer, purchase or sale of these shares, no advertisement was conducted with respect to this issuance in any public medium or forum, and we offered the shares on our behalf only to investors who resided outside the U.S. and were not a "U.S. person", as defined in Regulation S under the Act, nor did they acquire the shares for the account or benefit of a U.S. person. The following conditions were all met with respect to the shares issued in the transaction: (1) the investors acknowledged that the shares have not been registered under the Act and that they may not be offered, sold or transferred, except in compliance with the Act and other applicable laws or an exemption therefrom, (2) the investors were sufficiently aware of the registrant's business affairs and financial condition to reach an informed decision to acquire the registrant's shares, and (3) neither the registrant nor the investor paid any fees to any finder or broker-dealer in conjunction with this issuance.


Item 3. Defaults Upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5. Other Information

      Not applicable

Item 6. Exhibits

      The exhibits listed in the Exhibit Index are filed as part of this report.

                                   SIGNATURES



      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Bio-Bridge Science, Inc.

        /s/ Dr. Liang Qiao
        ---------------------------
        By: Dr. Liang Qiao                            Dated: September 26, 2005
            Chief Executive Officer

                                  EXHIBIT INDEX

2.1* Agreement for the exchange of shares by and among the registrant, Bio-Bridge Science Corporation and the shareholders of record of Bio-Bridge Science Corporation, dated November 4, 2004

3.1(i)* Certificate of incorporation of the registrant, as currently in effect

3.1(ii)*    Bylaws of the registrant, as currently in effect

10.1* Exclusive License Agreement between Bio-Bridge Science Corporation and Loyola University Chicago, dated April 22, 2004

10.2* Exclusive Sub-license Agreement between Beijing Bio-Bridge Science Corporation and Beijing Bio-Bridge Science Corporation, dated June 20, 2002

10.3*       2004 stock incentive plan

10.4* Lease between Bio-Bridge Science Corporation and SFERS Real Estate K Limited Partnership, dated July 30, 2004

10.5* Agreement between Bio-Bridge Beijing Science Corporation and Beijing Institute of Radiation Medicine, dated May 6, 2004

10.6* Land Use Right Agreement between Bio-Bridge Science (Beijing) Co. Ltd. and Beijing Airport High-Tech Park Co. Ltd., dated May 28, 2003.

10.7* Agreement between Bio-Bridge Beijing Science Corporation and Beijing Institute of Radiation Medicine, dated May 12, 2004.

21.1*       List of subsidiaries

31.1        Certification of Chief Executive Officer

31.2        Certification of Chief Financial Officer

32.1 Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Previously filed with the Securities and Exchange Commission pursuant to Registration Statement No. 333-121786.