Form 10QSB
period 2005-09-30
BIO BRIDGE SCIENCE INC
filed 2005-11-14
CIK 1309304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For the quarterly period ended: September 30, 2005

                                       or

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


                                  630-928-0869
                                  ------------
                 (Issuer's telephone number including area code)

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

Common Stock Outstanding as of November 1, 2005: 32,471,537 shares

Transitional Small Business Disclosure Format: Yes [_] No [X]

                             Bio-Bridge Science, Inc

                              Index to Form 10-QSB

                                                                            Page

Item 1.   Financial Statements                                                3

          Balance Sheet as of December 31, 2004 and September 30, 2005 (unaudited) 4

          Unaudited Statements of Operations for the three and nine
          month periods ended September, 2005 and September 30, 2004          4

          Unaudited Statements of Changes in Shareholders' Equity
          for the period from February 11, 2002 (inception) through
          September 30, 2005                                                  5

          Unaudited Statements of Cash flows for the nine month periods
          ended September 30, 2005 and September 30, 2004                     6

          Notes to Unaudited Financial Statements                             7

Item 2.   Management's Discussion and Analysis or Plan of Operation          12

Item 3.   Controls and Procedures                                            16

Part II   Other Information                                                  17

Item 1.   Legal Proceedings                                                  17

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        17

Item 3.   Defaults Upon Senior Securities                                    17

Item 4.   Submission of Matters to a Vote of Security Holders                17

Item 5.   Other Information                                                  17

Item 6.   Exhibits                                                           17

          SIGNATURES                                                         18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                   September 30,      December 31,
                                                                       2005              2004
                                                                  --------------    --------------
                                                                   (UNAUDITED)
CURRENT ASSETS

  Cash and cash equivalents                                       $    1,054,130    $      495,805

  Prepaid expenses and other current assets                               32,613            19,538

  Land use right, current portion                                         15,783            15,783
                                                                  --------------    --------------
      Total Current Assets                                             1,102,526           531,126

NOTE RECEIVABLE, NET OF DISCOUNT                                          38,742            37,893

ADVANCE TO A CONSTRUCTION CONTRACTOR                                          --           362,472

FIXED ASSETS, NET                                                         29,846            18,599

CONSTRUCTIONS IN PROGRESS                                                554,897            81,133

LAND USE RIGHT, NET OF CURRENT PORTION                                   351,461           355,111
                                                                  --------------    --------------

     TOTAL ASSETS                                                 $    2,077,472    $    1,386,334
                                                                  ==============    ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accrued expenses and other payables                             $      154,965    $       67,143
                                                                  --------------    --------------
      Total current liabilities                                          154,965            67,143
                                                                  --------------    --------------

COMMITMENTS AND CONTINGENCIES                                                 --                --

SHAREHOLDERS' EQUITY
 Common stock, $0.001 par value, 100,000,000 shares
  authorized,
  32,471,537 and 30,271,590 shares issued and
  outstanding, respectively                                               32,472            30,272
 Additional paid-in capital                                            4,093,118         2,995,342
 Prepaid consulting expense                                             (147,090)         (390,890)
 Accumulated other comprehensive income (loss)                            20,890            (1,600)
 Deficit accumulated during the development stage                     (2,076,883)       (1,313,933)
                                                                  --------------    --------------


Total Shareholders' Equity                                             1,922,507         1,319,191

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $    2,077,472    $    1,386,334
                                                                  ==============    ==============

The accompanying notes are an integral part of these financial statements.

                    BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005
         AND 2004, AND FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION)
                           THROUGH SEPTEMBER 30, 2005

                                                                                                           For the Period From
                                                                                                            February 11, 2002
                                               Three months ended               Nine months ended          (Inception) Through
                                                   September 30,                   September 30,           September 30, 2005
                                           ----------------------------    ----------------------------    ------------------
                                               2005            2004            2005            2004
                                           ------------    ------------    ------------    ------------
REVENUE                                    $         --              --    $         --              --    $               --

Research and development costs                  (39,639)        (34,300)        (60,649)        (42,300)             (201,005)

General and Administrative Expenses            (289,141)       (161,343)       (706,671)       (394,677)           (1,881,206)
                                           ------------    ------------    ------------    ------------    ------------------

LOSS FROM OPERATIONS                           (328,780)       (195,643)       (767,320)       (436,977)           (2,082,211)

OTHER INCOME                                      2,999             270           4,370              78                 7,620

LOSS ON SALE OF INVESTMENT                           --              --              --              --                (2,292)
                                           ------------    ------------    ------------    ------------    ------------------

NET LOSS                                       (325,781)       (195,373)       (762,950)       (436,899)           (2,076,883)

FOREIGN CURRENCY TRANSLATION GAIN (LOSS)         22,490             (23)         22,490              (4)               20,890
                                           ------------    ------------    ------------    ------------    ------------------

COMPREHENSIVE LOSS                         $   (303,291)       (195,396)   $   (740,460)       (436,903)   $       (2,055,993)
                                           ============    ============    ============    ============    ==================

LOSS PER SHARE, BASIC AND DILUTED          $      (0.01)          (0.01)   $      (0.02)          (0.02)
                                           ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED                            31,343,714      29,971,590      30,704,441      28,386,684
                                           ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                    BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
          IN SHAREHOLDERS' EQUITY FOR THE PERIOD FROM FEBRUARY 11, 2002
                     (INCEPTION) THROUGH SEPTEMBER 30, 2005

                                                                                                           Deficit
                                                                                         Accumulated     Accumulated
                                                             Additional     Prepaid         Other        During the
                                       Common Stock           Paid-in      Consulting   Comprehensive    Development
                                   Shares        Amount       Capital       Expense          Loss           Stage          Total
                                 -----------  -----------   -----------   -----------    ------------    -----------    -----------
Issuance of 13,750,000
  shares at $0.00004              13,750,000  $    13,750   $   (13,200)   $       --      $       --     $       --    $       550

Issuance of 7,461,090
  shares at $0.0468                7,461,090        7,461       341,719            --              --             --        349,180

Issuance of 1,875,000
  shares at $0.12                  1,875,000        1,875       223,125            --              --             --        225,000

Foreign currency
  translation loss                        --           --            --            --            (499)            --           (499)

  Net loss                                --           --            --            --              --       (114,476)      (114,476)
                                 -----------  -----------   -----------   -----------    ------------    -----------    -----------

BALANCE DECEMBER 31, 2002         23,086,090       23,086       551,644            --            (499)      (114,476)       459,755
------------------------
Issuance of 3,508,425
  shares at $0.12                  3,508,425        3,509       417,502            --              --             --        421,011

Issuance of 201,200 shares
  at $0.32                           201,200          201        64,186            --              --             --         64,387

Foreign currency
  translation loss                        --           --            --            --            (644)            --           (644)

Net loss                                  --           --            --            --              --       (255,020)      (255,020)
                                 -----------  -----------   -----------   -----------    ------------    -----------    -----------

BALANCE DECEMBER 31, 2003         26,795,715       26,796     1,033,332            --          (1,143)      (369,496)       689,489
-------------------------
Issuance of 434,600 shares
  at $0.12                           434,600          435        51,715            --              --             --         52,150

Issuance of 1,125,275
  shares at $0.32                  1,125,275        1,125       358,961            --              --             --        360,086

Issuance of 1,616,000
  shares at $0.5                   1,616,000        1,616       806,382            --              --             --        807,998

Fair market value of Stock
  options granted for services            --           --       695,052            --              --             --        695,052

Fair value of  shares
  issued for services                100,000          100        49,900            --              --             --         50,000

Exercise of options                  200,000          200            --            --              --             --            200

Deferred compensation                     --           --            --      (390,890)             --             --       (390,890)

Foreign currency
  translation loss                        --           --            --            --            (457)            --           (457)

Net loss                                  --           --            --            --              --       (944,437)      (944,437)
                                 -----------  -----------   -----------   -----------    ------------    -----------    -----------

BALANCE DECEMBER 31, 2004         30,271,590       30,272     2,995,342      (390,890)         (1,600)    (1,313,933)     1,319,191
-------------------------

Issuance of 2,179,947
  shares at $0.5 (unaudited)       2,179,947        2,180     1,087,794            --              --             --      1,089,974

Exercise of stock options             20,000           20            --            --              --             --             20

Deferred compensation                                             9,982        (9,982)                                           --

Amortization of deferred
  compensation (unaudited)                --           --            --       253,782              --             --        253,782

Foreign currency
  translation gain (unaudited)            --           --            --            --          22,490             --         22,490

Net loss (unaudited)                      --           --            --            --              --       (762,950)      (762,950)
                                 -----------  -----------   -----------   -----------    ------------    -----------    -----------

BALANCE SEPTEMBER 30, 2005
--------------------------
(unaudited)                       32,471,537  $    32,472   $ 4,093,118   $  (147,090)   $     20,890    $(2,076,883)   $ 1,922,507
----------                       ===========  ===========   ===========   ===========    ============    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                    BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004, AND FOR THE PERIOD FROM
            FEBRUARY 11, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2005

                                                                                          For the Period From
                                                                                           February 11, 2002
                                                              For Nine Months Ended       (Inception) Through
                                                                   September 30,          September 30, 2005
                                                            --------------------------    ------------------
                                                               2005           2004
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                   $  (762,950)   $  (436,899)   $       (2,076,883)
 Adjustments to reconcile net loss to net cash used in
operating activities:
 Depreciation                                                     4,871          2,539                10,681
 Amortization of land use right                                   3,650             (4)               27,316
 Amortization of interest income                                   (849)            --                  (849)
 Amortization of prepaid consulting expenses                    253,782             --               557,944
 Stock issued for services                                           --             --                50,550
 Loss on sale of investment                                          --             --                 2,296

 Decrease (increase) in prepaid expenses and other assets       (13,075)       (87,091)             (347,150)
 Increase in accrued expenses and other payables                 87,822         47,047               134,965
                                                            -----------    -----------    ------------------
    Net Cash Used In Operating Activities                      (426,749)      (474,408)           (1,621,130)
                                                            -----------    -----------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of land use right                                                         --              (394,559)
 Increase in constructions in progress                         (473,764)       (45,088)             (554,896)
 Purchase of fixed assets                                       (16,118)        (3,994)              (40,528)
 Purchase of investment                                                             --               (40,000)
 Decrease in Advance to a construction contractor               362,472             --               344,348
                                                            -----------    -----------    ------------------
      Net Cash Used In Investing Activities                    (127,410)       (49,082)             (685,635)
                                                            -----------    -----------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock                           1,089,994      1,220,234             3,340,006
                                                            -----------    -----------    ------------------

      Net Cash Provided By Financing Activities               1,089,994      1,220,234             3,340,006
                                                            -----------    -----------    ------------------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                         22,490              4                20,889
                                                            -----------    -----------    ------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS
                                                                558,325        696,748             1,054,130

 Cash and cash equivalents, beginning of period                 495,805        220,291                    --
                                                            -----------    -----------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 1,054,130    $   917,039    $        1,054,130
----------------------------------------                    ===========    ===========    ==================

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest Paid                                              $        --    $        --    $               --
                                                            ===========    ===========    ==================
 Income taxes Paid                                          $        --    $        --    $               --
                                                            ===========    ===========    ==================
Non-Cash investing and financing transactions

Value of options issued
 for deferred compensation                                  $     9,982    $        --    $            9,982
                                                            ===========    ===========    ==================


The accompanying notes are an integral part of these financial statements.

                    BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                       STATEMENTS AS OF SEPTEMBER 30, 2005

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

On December 1, 2004, the Company acquired all of the outstanding shares of Bio-Bridge Science Corporation ("BBSC"), a Cayman Islands corporation, in exchange for 29,971,590 shares of its common stock, and as a result, BBSC became a wholly owned subsidiary of Bio-Bridge Science, Inc. BBSC was incorporated in the Cayman Islands on February 11, 2002. At the time of the exchange, BBSC held a 100% interest in Bio-Bridge Science (Beijing) Corp. ("BBS Beijing") a wholly-foreign funded enterprise of the People's Republic of China ("PRC") which was established on May 20, 2002. Bio-Bridge Science (Beijing) has been issued an operating license for 25 years, which can be renewed for an additional 25-year term for a nominal fee. BBS Beijing is currently engaged in the development and commercialization of the HIV-PV vaccine I in mainland China.

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

NOTE 3 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. Furthermore, the Company has generated no revenue and has incurred accumulated losses and negative operating cash flows of $2,076,883 and $1,621,130, respectively, since inception. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations.

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

NOTE 4 - ECONOMIC AND POLITICAL RISKS

The Company faces a number of risks and challenges since its operation is in PRC and its primary market is in the PRC. We have operations in China. Most of the pre-clinical testing of our HIV-PV Vaccine I product on laboratory animals in Beijing, China was completed in October 2005. Our business operations may be adversely affected by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. These effects could substantially impair our business, profits or prospects in China. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

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

NOTE 6 - LOSS PER SHARE

Basic loss per share has been computed using the weighted average number of common shares outstanding during the corresponding periods. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the periods in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) or warrants. As of September 30, 2005 common stock equivalents consist of 1,192,675 options that each convert into one share of the Company's common stock. For the three months and nine months ended September 30, 2005 and 2004, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, note receivable, prepaid expenses and other current assets, accrued expenses and other payables, approximates their fair value at September 30, 2005 and December 31, 2004 due to the relatively short-term nature of these instruments.

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

                                                  2005      2004
                                                 ------    ------
Quarter / Year end RMB : US$ exchange rate       8.0920    8.2765
Average yearly RMB : US$ exchange rate           8.1843    8.2766

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

On July 22, 2005, Renminbi rose approximately 2 percent against the US dollar at the exchange rate of 8.11 to 1.

NOTE 9 - SHAREHOLDER'S EQUITY

The following represents transactions involving the purchases of the Company's common stock for cash categorized by period (for the period from the date of inception to September 30, 2005):

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

2005:

   ISSUANCE OF 2,179,947 SHARES AT $0.5 FOR TOTAL CONSIDERATION OF $1,089,974

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

o On August 23, 2005, 30,000 shares were issued to two individuals for a total cash payment of $15,000.

o On August 26, 2005, 60,000 shares were issued to three individuals for a total cash payment of $30,000.

o On August 29, 2005, 130,000 shares were issued to five individuals for a total cash payment of $65,000.

o On August 30, 2005, 116,250 shares were issued to three individuals for a total cash payment of $58,125.

o On August 31, 2005, 766,046 shares were issued to twenty-five individuals for a total cash payment of $383,023.

o On September 5, 2005, 40,000 shares were issued to one individual for a total cash payment of $20,000.

o On September 12, 2005, 352,651 shares were issued to one individual for a total cash payment of $176,326.

o On September 22, 2005, 100,000 shares were issued to one individual for a total cash payment of $50,000.

o On September 23, 2005, 15,000 shares were issued to one individual for a total cash payment of $7,500.

EXERCISE OF 20,000 STOCK OPTIONS AT $0.001 FOR TOTAL CONSIDERATION OF $20

o On July 1, 2005, 20,000 stock options were exercised by two individuals for a total cash payment of $20.

Other Capital Stock Transactions

On December 1, 2004, the Company issued to Columbia China Capital Group, Inc. an option to purchase 1,342,675 shares of common stock at $.001 per share to be exercised within a three-year period in consideration for financial consulting services to be provided over a two year period. The options granted were granted outside the Company's stock option plan. On December 1, 2004, 200,000 of these options were exercised. The options were valued at their fair value of $670,098 at the date of grant, which was determined by the Black-Scholes valuation method using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 85% based on recent history of the stock price in the industry. The value of the options issued was capitalized by the company as a prepaid consulting fee and is being amortized over the two year term of the service agreement. During the year ended September 30, 2005, $530,494 of this amount was amortized and included in the accompanying statement of operations, and the remaining unamortized amount of $139,604 was reflected as prepaid consulting costs in the accompanying balance sheet as of September 30, 2005. The option values will be recalculated at the end of each quarter until the services are complete. As such, the amounts required to be expensed may vary from the original amount.

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

On July 1, 2005, the Company issued to two individual consultants an option to purchase 20,000 shares of common stock at $.001 per share to be exercised within a three-year period in consideration for scientific advisory service to be provided over a one-year period, and all of these shares were exercised at the same time when they were granted. The options granted were valued at $9,982 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 85 percent based on recent history of the stock price in the industry. The value of the options issued was capitalized by the company as a prepaid consulting fee and is being amortized over the one year term of the service agreement.

During the nine months ended September 30, 2005, $253,782 of this amount was amortized and included in the accompanying statement of operations, and the remaining unamortized amount of $147,090 was reflected as prepaid consulting costs in the accompanying statement of changes in shareholders' equity as of September 30, 2005. The option values are recalculated at the end of each quarter until the services are complete. During the nine months ended September 30, 2005, there have been new issuances of 1,629,947 shares of common stock at $0.5 per share. All the external conditions and assumptions used in the Black-Scholes valuation method remain unchanged. Therefore the Company believes there is no change in the valuation of the carrying stock options as of September 30, 2005.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Construction commitment

In May 2003, the Company acquired a land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and biomanufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of HIV-PV Vaccine I. As of September 30, 2005, the Company has received all necessary permits and approvals and construction of the facility had commenced. The outside main body of the GMP laboratory has been completed as of September 30, 2005. The Company has entered into a construction contract relating to the completion for this facility. As of September 30, 2005 a payment of $362,472 has been made to this contractor, and has a further outstanding commitment under this contract of $362,472, of which $61,789 has been accrued and is included in accrued expenses as of September 30, 2005. The Company estimates that the cost of the building and outfitting of this facility is $3,000,000, and the construction and installation of equipment related to the facility will be substantially completed by December 2005.

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

Overview

Bio-Bridge Science, Inc. is a development stage company whose subsidiaries are focused on the commercial development of HIV-PV Vaccine I technology. Most of the pre-clinical testing of HIV-PV Vaccine I on laboratory animals in Beijing, China was completed in October 2005. Once the pre-clinical testing is completed and the laboratory inner purified environment decoration project is finished, we will apply to China's State Food and Drug Administration for approval to conduct clinical trials of HIV-PV Vaccine I. As of September 30, 2005, we have completed the construction of the outside body of our laboratory and biomanufacturing facility in Beijing, China.

Since inception, we have generated no revenues. We incurred net losses of $944,437 in 2004 and $255,020 in 2003. As of September 30, 2005, we had an
accumulated deficit of $2,076,883. Our continued existence is dependent upon our ability to obtain additional financing. Our capital requirements for the next 12 months, as they relate to further research and development relating to our product candidate, HIV-PV Vaccine I, have been and will continue to be significant. As of September 30, 2005, we have funded our operations through equity offerings whereby we raised an aggregate $3,340,006 since inception. We will need to obtain additional financing in addition to the funding already raised through the sale of equity securities to fund our cash needs and continue our operations beyond August 2006. From April 22, 2005 to date, we have sold shares pursuant to private placements, and have raised gross proceeds of $1,089,974. As of December 31, 2004, our independent auditors have added an explanatory paragraph to their report of our audited financial statements for the year ended December 31, 2004 stating that our net loss of $944,437, lack of revenues and dependence on our ability to raise additional capital to continue our existence, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements and their explanatory notes included as part of this quarterly report do not include any adjustments that might result from the outcome of this uncertainty. If we fail to obtain additional financing, either through an offering of our securities or by obtaining loans, we may be forced to reduce operating costs and postpone completion of our laboratory and manufacturing facility. Development of our vaccine would likely be adversely affected or suspended altogether from such cost reductions, and we may be forced to cease our business.

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

To date, our wholly owned subsidiary, Bio-Bridge Science Corporation, has funded its activities through private equity financings. During the next 12 months, we need to raise capital through an offering of our securities or from loans to continue research and development of HIV-PV Vaccine I in China as well as complete the construction of our laboratory in China, which we estimate will cost approximately $3 million, of which approximately $2,000,000 remains to be funded as of September 30, 2005. From April 22, 2005 to September 30, 2005, we issued 2,179,947 shares of common stock at a price per share of $0.50 to 52 investors pursuant to private placements, and raised gross proceeds of $1,089,974. We currently have no commitments to make payments for this construction project, except for $362,472 pursuant to a contract involving structural and foundation work for the facility. We estimate that our capital requirements for the next 12 months will be as follows:

o approximately $2,600,000 for our laboratory/biomanufacturing facility inner purified environment decoration project and electricity work project;

o approximately $800,000 to purchase advanced laboratory equipment for our vaccine study;

o approximately $500,000 to finish Phase I clinical study and the preparatory work; and

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

As of September 30, 2005, our cash and cash equivalents position was $1,054,130, which we expect will fund our operations through August 2006. Although we recently have raised gross proceeds of $1,089,974 pursuant to private equity financings, we will need to raise additional funds through the public or private sales of our securities, or loans, or a combination of the foregoing. We cannot guarantee that financing will be available to us, on acceptable terms or at all. We also may borrow from the local bank in China given that we own our land use right that could be used as collateral for borrowing. We do not expect to generate any significant revenues in the next 12 months. If we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations and may be forced to cease our business.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

During the quarters ended September 30, 2005 and 2004, we had no revenue. We do not expect to have significant revenues relating to our product candidates in development prior to 2007.

For the quarter ended September 30, 2005, research and development expense was $39,639 as compared to $34,300 for the third quarter of 2004. The increase of $5,339 is due primarily to an increase of research and development staff.

For the quarter ended September 30, 2005, general and administrative expense was $289,141 as compared to $161,343 for the quarter ended September 30, 2004. The increase of $127,798 is primarily due to increase in salary and consulting fees of approximately of $31,300, and $85,000 individually. In addition, we had increases in expenses related to rent and all other expense of $8,500 and $2,998, respectively.

For the quarter ended September 30, 2005, interest and other income was $2,999 as compared to $270 for the quarter ended September 30, 2004. The increase of $2,729 is due primarily to an increase in cash balances.

Net loss for the quarter ended September 30, 2005, was $325,781 as compared to $195,643 for the quarter ended September 30, 2004. This increase in net loss is attributable primarily to the above-mentioned salary increase and an increase of consulting related fees.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

During the nine months ended September 30, 2005 and 2004, we had no revenue. We do not expect to have significant revenues relating to our product candidates in development prior to 2007.

For the nine months ended September 30, 2005, research and development expense was $60,649 as compared to $42,300 for the nine months ended September 30, 2004. The increase of $18,349 is due primarily to an increase of research and development staff and cost

For the nine months ended September 30, 2005, general and administrative expense was $706,671 as compared to $394,677 for the nine months ended September 30, 2004. The increase of $311,994 is due primarily to increases in consulting fees and salary expenses of approximately $195,600 and $75,300 respectively. In addition we had increases in expenses related to rent, travel and all other expenses of $30,500 $6,200 and $4,394, respectively.

For the nine months ended September 30, 2005, interest and other income (loss) was $4,370 as compared to $78 for the nine months ended September 30, 2004. The increase of $4,292 is due primarily to an increase in cash balances.

Net loss for the nine months ended September 30, 2005, was $762,950 as compared to $436,899 for the nine months ended September 30, 2004. This increase in net loss is attributable primarily to the above-mentioned salary, rent increase and an increase of consulting related fees.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalent balances, which were $1,054,130 at September 30, 2005 and $495,805 at December 31, 2004. Since our inception, we have incurred significant losses, and as of September 30, 2005 we had an accumulated deficit of $2,076,883.

Net cash used in operating activities was $426,749 for the nine months ended September 30, 2005 and $474,408 for the nine months ended September 30, 2004.

Cash flows used in investing activities was $127,410 for the nine months ended September 30, 2005 and $49,082 for the nine months ended September 30, 2004. This change was from purchase fixed assets and construction in process.

Net cash provided by financing activities decreased to $1,089,994 in the first nine months ended September 30, 2005 compared to $1,220,234 in the first nine months ended September 30, 2004.

To date, our operations have been funded through issuances of our common stock whereby we raised an aggregate $3,340,006 from inception through September 30, 2005.

Based on our current operating plan we believe that we have sufficient cash and cash equivalents to last approximately through August 2006. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond August 2006. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This Statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first fiscal year reporting period that begins after June 15, 2005 for large business issuers and December 15, 2005 for small business issuers. 123R offers us alternative methods of adoption of this standard. At the present time, we have not yet determined which alternative method we will use and the resulting impact on our financial position or results of operations.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter 2005, we issued 1,494,947 shares of common stock at a price per share of $.50 to 40 investors in reliance upon the exemption from registration set forth in Regulation S under the Securities Act of 1933, as amended (the "Act"), and raised gross proceeds of $747,474. We did not conduct a public solicitation in connection with the offer, purchase or sale of these shares, no advertisement was conducted with respect to this issuance in any public medium or forum, and we offered the shares on our behalf only to investors who resided outside the U.S. and were not a "U.S. person", as defined in Regulation S under the Act, nor did they acquire the shares for the account or benefit of a U.S. person. The following conditions were all met with respect to the shares issued in the transaction: (1) the investors acknowledged that the shares have not been registered under the Act and that they may not be offered, sold or transferred, except in compliance with the Act and other applicable laws or an exemption therefrom, (2) the investors were sufficiently aware of the registrant's business affairs and financial condition to reach an informed decision to acquire the registrant's shares, and (3) neither the registrant nor the investor paid any fees to any finder or broker-dealer in conjunction with this issuance.

On July 1, 2005, we issued to two individual consultants an option to purchase 20,000 shares of common stock at $.001 per share to be exercised within a three-year period in consideration for scientific advisory service to be provided over a one-year period, and all of these shares were exercised at the same time when they were granted for total cash consideration of $20. The options granted were valued at $9,982 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 85 percent based on recent history of the stock price in the industry. The value of the options issued was capitalized by us as a prepaid consulting fee and is being amortized over the one year term of the service agreement. These transactions were made in reliance upon the exemption from registration set forth in Section 4(2) of the Act. The following conditions were all met with respect to this transaction: (1) we did not advertise this issuance in any public medium or forum, (2) we did not solicit any investors with respect to this issuance, (3) we did not publicize any portion of the purchase or sale of the shares issued, (4) none of the shares issued were offered in conjunction with any public offering, (5) neither we nor the investors paid any fees to any finder or broker-dealer in conjunction with this issuance.

In September 2005, we issued 115,000 shares of common stock at a price per share of $.50 to two investors in reliance upon the exemption from registration set forth in Section 4(2) of the Act, and raised gross proceeds of $57,500. The following conditions were all met with respect to this transaction: (1) we did not advertise this issuance in any public medium or forum, (2) we did not solicit any investors with respect to this issuance, (3) we did not publicize any portion of the purchase or sale of the shares issued, (4) none of the shares issued were offered in conjunction with any public offering, (5) neither we nor the investors paid any fees to any finder or broker-dealer in conjunction with this issuance.

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

                            Bio-Bridge Science, Inc.



/s/ Dr. Liang Qiao
---------------------------
By: Dr. Liang Qiao                            Dated: November 14, 2005
    Chief Executive Officer

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