Form 10KSB
period 2005-12-31
BIO BRIDGE SCIENCE INC
filed 2006-03-31
CIK 1309304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

     |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 2005

 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                         For the transition period from
                         ______________ to _____________

                         Commission File Number: 0-10999


                            BIO-BRIDGE SCIENCE, INC.
             (Exact name of registrant as specified in its charter)


                    Delaware                         20-1802936
            (State of incorporation)        (IRS Employer ID Number)


                        1211 West 22nd Street, Suite 615
                               Oak Brook, IL 60523
               (Address of principal executive offices) (Zip Code)


                                  630-928-0869
              (Registrant's telephone number, including area code)

      Securities registered under Section 12 (b) of the Exchange Act: None

  Securities registered under Section 12(g) of the Exchange Act: Common Stock:
                                $0.001 par value

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Check whether the registrant has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Issuer's revenues for its most recent fiscal year: -0- As of January 31, 2006, 32,885,320 shares of the registrant's common stock were issued and outstanding. Aggregate market value of the voting stock held by non-affiliates as of January 31, 2006 was $28,306,960.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

                            BIO-BRIDGE SCIENCE, INC.


                                TABLE OF CONTENTS

                                     Part I

                                                                            Page
                                                                            ----

Item 1 - Business........................................................    1
Item 2 - Properties......................................................    22
Item 3 - Legal Proceedings...............................................    22
Item 4 - Submission of Matters to a Vote of Security Holders.............    22

                                     Part II

Item 5 - Market for Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities...............    22
Item 6 - Management's Discussion and Analysis or Plan of Operations......    24
Item 7 - Financial Statements and Supplementary Data.....................    28
Item 8 - Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure............................................    29
Item 8A - Controls and Procedures........................................    29
Item 8B - Other Information..............................................    29

                                    Part III

Item 9 - Directors, Executive Officers, Promoters and Control Persons....    29
Item 10 - Executive Compensation.........................................    31
Item 11 - Security Ownership of Certain Beneficial Owners and Management     32
          and Related Stockholder Matters................................    33
Item 12 - Certain Relationships and Related Transactions.................    35
Item 13 - Exhibits.......................................................    35
Item 14 - Principal Accountant Fees and Services.........................    36

                                     Part IV
Signatures...............................................................    36

Index to Exhibits........................................................    37

                  CAUTION REGARDING FORWARD-LOOKING INFORMATION

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to:

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

o     deterioration of business and economic conditions in our markets; and

o     intensely competitive industry conditions.

When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-QSB in our 2006 fiscal year.

As used in this Form 10-KSB, unless the context requires otherwise, we refer to Bio-Bridge Science, Inc. and our wholly owned subsidiaries, including Bio-Bridge Science (Beijing) Co. Ltd., a Wholly-Foreign Funded Enterprise of the People's Republic of China ("Bio-Bridge (Beijing)") and Bio-Bridge Science Corporation, a Cayman Islands corporation as "we," "us," "our," "Bio-Bridge" and "the company."

                                     PART I

ITEM 1 - BUSINESS

OVERVIEW

We are a development stage company whose subsidiaries are focused on the commercial development of biological products for the prevention and treatment of human infectious diseases. Through our wholly owned subsidiaries, we develop and commercialize HIV-PV Vaccine I, a vaccine designed to prevent and treat infection by the human immunodeficiency virus, or HIV. The original HIV-PV Vaccine I technology was co-developed by Dr. Liang Qiao, our chief executive officer and an associate professor at Loyola University Chicago, and is owned by Loyola University. In June 2002, Loyola University exclusively licensed this technology to our subsidiary Bio-Bridge Science Corporation with respect to People's Republic of China, Japan and the United States. Pursuant to an agreement with the Beijing Institute of Radiation Medicine, most of the pre-clinical testing of HIV-PV Vaccine I on laboratory animals in mainland China was completed in October 2005. Once the pre-clinical testing is completed, we plan to apply to China's State Food and Drug Administration for approval to conduct clinical trials of HIV-PV Vaccine I.

Our primary strategy is to develop, test and obtain regulatory approval for HIV-PV Vaccine I in China first and then in the United States and Japan. In May 2003, we purchased the right to use for fifty years approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China to develop a laboratory and biomanufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of HIV-PV Vaccine I. Under Chinese law, there is no private ownership of land, and accordingly, we do not own this land. In July 2003, we engaged a contractor to design the GMP facility. As of December 15, 2005, we have completed the construction of the outside body of our laboratory and biomanufacturing facility. The approximate total cost of building and outfitting this facility is $3,000,000. As of December 29, 2005, we have paid all amounts owed.

After completion of pre-clinical animal testing through collaboration with Beijing Institute of Radiation Medicine, we intend to submit application for approval of clinical study to Beijing branch of SFDA. If we receive approval, we will conduct Phase I, II and III human clinical trials. If these clinical trials show that our vaccine is safe and effective, we will apply for a new drug approval certificate and approval for sale. We intend to conduct a phase IV clinical study after our vaccine is made available to the market.To date, we have not commenced clinical testing of this vaccine, nor has it been approved by the China State Food and Drug Administration or any other regulatory agency. Further, we have not received any revenues to date and, until we receive the necessary approvals from the SFDA or a similar regulatory authority located in Japan or the United States, we will not have any revenues.

On November 21, 2005, we entered into an exclusive distribution agreement with Xinhua Surgical Instruments Co, Ltd., located in Shandong, China. Under this agreement, we have been granted exclusive distribution rights for all Xinhua surgical instruments in the United States, which are subject to FDA approval. Our minimum turnover requirement begins in the second year in the amount of $50,000 and increases to $60,000 during the third year and increases 10% annually thereafter. We are responsible for advertising and marketing expenses in connection with distribution of Xinhua surgical instruments in the United States. Subject to minimum turnover requirements, our exclusivity rights in the United States will be extended unless we fail to fulfill the minimum turnover requirements. On December 6, 2005, we received confirmation from the FDA of our registration as a medical device establishment, which enables us to perform initial distributor and repackager operations. This confirmation is not FDA approval of any product or any of our activities. It is neither a license, nor a certification. We intend to begin marketing Xinhua surgical instruments that meet the criteria for class I medical devices under FDA rules, which do not require pre-market notification to FDA.

We have incurred significant losses since inception as a result of research and development and general and administrative expenses in support of our operations. We expect to continue to incur substantial losses over at least the next year as we complete our pre-clinical trials, apply for regulatory approvals of clinical trials, construct our laboratory and biomanufacturing facility and continue development of our technology. We will need to raise additional capital in the next 12 months to meet these operating expenses. See "Plan of Operation."

HISTORY, REORGANIZATIONS AND CORPORATE STRUCTURE OF THE COMPANY

We were incorporated in Delaware on October 26, 2004 for the purpose of creating a holding company for Bio-Bridge Science Corp. On November 4, 2004, we initiated exchange offers to the shareholders of Bio- Bridge Science Corp. By November 12, 2004, 100% of the shareholders of Bio-Bridge Science Corp. had tendered their shares. Effective December 1, 2004, we issued 29,971,590 shares of our common stock to the shareholders of Bio-Bridge Science Corp. pursuant to the Agreement for the Exchange of Shares dated as of November 4, 2004 ("Exchange Agreement") by and among us, Bio-Bridge Science Corp. and the shareholders of record of Bio-Bridge Science Corp. As a result of this exchange reorganization, effective the date of December 1, 2004, we became the sole shareholder of Bio-Bridge Science Corp., and it became our wholly owned subsidiary. The Bio-Bridge Science Corp. shareholders acquired control of our company pursuant to the Exchange Agreement, resulting in Dr. Liang Qiao's ownership of 13,750,000 shares or approximately 45% of our company. The directors and members of management of Bio-Bridge Science Corp. are the same directors and management of Bio-Bridge Science, Inc. There was no change in corporate structure before and after the incorporation of Bio-Bridge Science, Inc. The acquisition will be accounted for as a reverse merger (recapitalization) with Bio-Bridge Science Corp. deemed to be the accounting acquirer, and Bio-Bridge Science Inc. deemed to be the legal acquirer. Accordingly, the historical financial information presented herein is that of Bio-Bridge Science Corp. as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value. The historical basis of assets, liabilities and retained earnings of Bio-Bridge Science Corp., the accounting acquirer will also be carried forward after the acquisition. Also, Bio-Bridge Science Corp. basis of its assets and liabilities will be carried over in the recapitalization.

Bio-Bridge Science Corp. was incorporated in the Cayman Islands on February 11, 2002 to complete development of, and commercialize, HIV-PV Vaccine I, a vaccine designed to prevent and treat infection and disease caused by HIV, the virus that causes AIDS. At the time of the share exchange Bio-Bridge Science Corp.'s directors included Dr. Liang Qiao, Wenhui Qiao, Toshihiro Komoike, Isao Arimoto and Shyh-Jing (Philip) Chiang. Its executive officers consisted of Dr. Liang Qiao, chief executive officer and secretary, Wenhui Qiao, president, Chuen Huei (Kevin) Lee, chief financial officer, and Isao Arimoto, vice president.

Bio-Bridge Science Corp. holds a 100% interest in Bio-Bridge Science (Beijing) Corp. Ltd., a Wholly-Foreign Funded Enterprise of the People's Republic of China, which was established on May 20, 2002. Bio-Bridge Science (Beijing) was issued an operating license for 25 years on May 20, 2002. This license can be renewed for an additional 25 years after it pays a nominal fee. This 25-year limitation currently applies to all commercial enterprises in the People's Republic of China. Bio-Bridge Science Corp., through its wholly owned subsidiary in Beijing, China, is currently engaged in the development and commercialization of HIV-PV Vaccine I, in China. Bio-Bridge Science (Beijing)'s executive officer is Wenhui Qiao, general manager. Its directors include Wenhui Qiao, chairman, Dr. Liang Qiao, vice chairman, Mingjin Yu, Isao Arimoto and Shyh- Jing (Philip) Chiang.

On April 12, 2004, Bio-Bridge Science Corp. acquired 2,240,000, or 100% of the outstanding shares, of Aegir Ventures, Inc., a public reporting company, for a purchase price of $40,000. As a result of this acquisition, Aegir Ventures, Inc., a Delaware corporation, became a wholly owned subsidiary of Bio-Bridge Science Corp. On November 26, 2004, Bio-Bridge Science Corp. sold all issued and outstanding capital stock of Aegir Ventures, to Nakagawa Corporation, a Japan corporation, in exchange for $40,000 payable by promissory note due in November 26, 2006.

OVERVIEW OF HIV AND AIDS IN CHINA, JAPAN AND THE UNITED STATES

HIV is the virus that causes Acquired Immunodeficiency Syndrome, or AIDS, a lethal disease characterized by the gradual deterioration of the human immune system. HIV is transmitted by three predominant means: sexual contact; exposure to blood from an infected person, such as sharing needles in drug use; and transmission from infected mothers to their newborns. Although the disease is manifested in many ways, the problem common to all patients is the destruction of essential immune cells known as T lymphocytes, or T cells Destruction of these T cells by HIV makes the body particularly vulnerable to infections and cancers that typify AIDS and ultimately cause death. Blocking HIV infection would prevent AIDS.

CHINA

It is officially estimated that China has 840,000 people infected with HIV, and the number is growing according to a survey by the Ministry of Health of China in 2003. According to the United Nations and other various estimates, the number of HIV-infected population in China is around 800,000 to 1.5 million and the number can reach 10-15 million by 2010 if no major precautionary measure is taken. According to the Joint United Nations Program on HIV/AIDS, or UNAIDS, and the World Health Organization, or WHO, and their report dated 2003, high rates of HIV prevalence has been found among injecting drug users - 35-80% in Xinjiang and 20% in Guangdong provinces of China - while a severe HIV epidemic has affected communities in China where unsafe blood-collection practices occurred in the 1990s. The HIV epidemic has spread to 31 provinces, autonomous regions and municipalities, and the number of reported HIV/AIDS cases has increased significantly in recent years. In 2005 alone, there were an estimated 70,000 new HIV ( range 60,000 to 80,000) and 25,000 AIDS deaths ( range 20,000 to 30,000)
according to the Ministry of Health report dated January 24, 2006.

The Chinese government has taken steps to curb the HIV/AIDS epidemic, including prioritizing AIDS drug approval and establishing a policy, referred to as the Green Mile policy in this prospectus, to expedite the drug approval process. In 2001, the PRC Ministry of Health, the lead government agency responsible for addressing the HIV/AIDS issue, formed a Center for Disease Control and Prevention, adopted a five-year action plan, and increased government spending at the national and provincial levels. The funding for safety of national blood banks has been increased through a RMB 1.5 billion (about $181 million) government bond issue, and China's 2001 budget for HIV/AIDS prevention and treatment increased to RMB 100 million per year (US$12 million). As a comparison, from 1990 to 1995, annual spending by the central government on HIV/AIDS was estimated to be around US$500,000 per year, reaching approximately $1.8 million per year from 1996 to 2000. In 2003, the central government spent RMB 390 million( US$48.75 million) to RMB 800 million( US$100 million) in 2005 according to a report issued jointly by Ministry of Health, PRC, Joint United Nations Programme on HIV/AIDS, and World Health Organization. To date, we have not received any funding commitments from the Chinese government, nor have we applied for any government funding. However, we may apply for government funding in the future.

International and domestic programs have been undertaken to help prevent the spread of HIV in China and treat the patients infected by HIV. Grassroots organizations have created peer-education groups, and even small groups of independently organized college students are traveling to the countryside to teach prevention and raise awareness of HIV. International non-governmental organizations, foreign governments and the United Nations are all active in China and have invested funds and expertise in addressing the HIV epidemic. The Chinese government has expressed a willingness to work with the international community to create policies and programs that will prevent HIV/AIDS from spreading.

Chinese government policies currently emphasize treatment of HIV/AIDS by locally producing more affordable antiretroviral treatments and negotiating reduced prices for patented antiretrovirals produced by multinational pharmaceutical companies to create "cocktail" treatments to suppress HIV. The prices of imported and Chinese-produced medications are still well beyond the reach of the vast majority of Chinese who have HIV. As a result, China is encouraging HIV/AIDS research in order to develop effective HIV/AIDS vaccine and treatment drugs. China's SFDA has given priority to domestically produced anti-AIDS drugs during the examination and approval process, so as to expedite public access to HIV drugs.

JAPAN

There are an estimated 20,000 people living with HIV/AIDS in Japan as of 2003. Statistics reveal that the number of newly reported HIV infections and AIDS diagnoses continues to climb steadily, making Japan an exception among high-income countries. Experts point out that the epidemic may be spreading much more quickly than available figures indicate, and that this increase may be linked to changes in the sexual behavior of young people, greater migration across national borders, and delays in the early identification of infection due to inadequate availability of testing and counseling. Unless effective preventive action is taken, the number of infected is likely to more than double to 50,000 by the year 2010.

The Ministry of Health, Labor and Welfare is at the forefront of domestic policies while the Ministry of Foreign Affairs formulates foreign policies on HIV/AIDS, and no concerted national policy has yet been articulated to bridge the various efforts in the fight against the domestic and global spread of the epidemic. Much of Japan's present-day legal and regulatory framework, social welfare coverage, promotion of basic and clinical research and provision of medical care and treatment concerning HIV/AIDS in Japan has arisen out of the 1996 settlement agreed to by representatives of the HIV-infected hemophiliacs and the Ministry of Health, Labour and Welfare. The epidemic was first identified in Japan among hemophiliacs who had been infected through contaminated blood products. When the contamination was linked to the failure of pharmaceutical companies and government officials to exercise proper safeguards, scandal erupted. This scandal peaked in the mid-1990's and became the climactic point in the history of HIV/AIDS in Japan, but once the legal settlement was reached, the issue of AIDS appeared to have been put to rest in the eyes of the general public. Ever since, the level of interest in HIV/AIDS in Japanese society has remained low. The implementation of effective measures to promote prevention and awareness-raising regarding sexual transmission of the disease, in comparison to the 1996 settlement, lags far behind. Nonetheless, there is a growing demand for greater efforts to counter the rapid spread of the epidemic among populations vulnerable to HIV infection.

Fighting infectious diseases has been given priority in Japan's Official Development Assistance scheme, and the government has pledged a total of US$3 billion under the Okinawa Infectious Diseases Initiative for the five-year period from 2000 to 2004. Although Japan can boast considerable expertise in treating tuberculosis, polio, and parasitic diseases, the same cannot be said in the case of HIV/ AIDS, an area where Japan's potential contribution is seen as relatively limited. Consequently, the Japanese government has resorted to taking a comprehensive approach to fight all infectious diseases rather than focusing solely on HIV/AIDS. In this sense, the Okinawa Infectious Diseases Initiative fails to give high priority to HIV/AIDS, including it as one of many targeted infectious and parasitic diseases. Indeed, projects under this initiative that are specifically related to HIV/AIDS have only accounted for 8 percent of total expenditures. There are approximately 100 community-based nongovernmental organizations involved in HIV/AIDS issues on the domestic scene, which are mostly run on a volunteer basis by medical experts or people living with HIV/AIDS. They have been effective in conducting prevention programs and offering care and support for population groups vulnerable to HIV infection and not adequately reached by public agencies. Private financial resources for NGOs involved in HIV/AIDS issues are severely limited. Grants from private foundations seldom go to support nongovernmental organizations engaged in grassroots activities. Meanwhile, although many foundations fund research and offer scholarships in the fields of health, medicine and welfare, none give top priority to HIV/AIDS.

UNITED STATES

The UNAIDS 2005 report on the global AIDS epidemic finds that infections are on the rise in the U.S. An estimated1.04-1.2 million people are living with HIV in the U.S at the end of 2003, an increase from 900,000 in 2001. An estimated 40 000 people have been infected with HIV each year in the U.S. in the last ten years, but the epidemic is now disproportionately lodged among African Americans and is affecting much greater numbers of women. In 2003, African Americans accounted for at least 25% of all AIDS cases, compared with 20% in 2001. That proportion could be higher, since the estimate was based on data collected in just 29 states. Although African Americans represent just 12% of the country's population, over half of new HIV diagnoses in recent years have been among them. Especially affected are African American women, who account for up to 72% of new HIV diagnoses in all U.S. women. According to the Centers for Disease Control and Prevention, AIDS ranked among the top three causes of death for African American men aged 25-54 and for African American women aged 35-44 years in 2000. Although race and ethnicity are not per se risk factors for HIV, poverty and other forms of socioeconomic deprivation, however, are known to increase vulnerability to HIV infection. It is estimated that one in four African Americans lives in poverty, and some studies in the U.S. have discerned a close relationship between higher AIDS incidence and lower income. It is possible that high incarceration rates, particularly for African American men, could be an amplifying factor in the epidemic through injecting drug use and unprotected sex in prison institutions. For men overall, and African American men specifically, the vast majority of HIV infections occur during injecting drug use and sex between men. High levels of risk behaviour are still being found especially among younger men who have sex with men. However, heterosexual intercourse accounts for most HIV diagnoses among women, and there are strong indications that the main risk factor for many women acquiring HIV is the often-undisclosed risk behaviour of their male partners. Recent research in a low-income area of New York City, for example, has shown that women were more than twice as likely to be infected by a husband or steady boyfriend than by casual sex partners. Along with injecting drug use, unsafe sex with other men on the part of male partners appears to be a significant risk factor for some women. A seven-city study among men who have sex with men has found that 9% of them also had sex with women, and a more recent study among young African American men who have sex with men found that 20% of the men reported also having female sex partners.

The great majority of people living with HIV in high-income countries, including the U.S., who need antiretroviral therapy have access to it, so they are staying healthy and surviving longer than infected people elsewhere. After the introduction of antiretroviral therapy in 1995 and 1996, AIDS-related deaths fell steeply in the U.S until the late 1990s and then continued to decline more gradually--from 19,005 reported AIDS deaths in 1998 to 16,371 deaths in 2002. However, the rate of death due to AIDS among African Americans was over twice as high as that among whites in 2002. African Americans now have the poorest survival rates among people diagnosed with AIDS-probably reflecting late diagnoses, often after the disease has become symptomatic, and inadequate access to quality health care services.

Progress recently has been made in treating HIV infection. Current HIV therapies slow multiplication of the virus and delay the onset of AIDS. They do not cure HIV infection or AIDS. Considering costs, toxicities, difficulties in compliance with complex drug regimens and the development of resistance to these drugs, we believe such therapies will be available only to a small fraction of the HIV-infected population. Accordingly, we believe they will probably have a minimal impact on the worldwide epidemic.

GOVERNMENT REGULATION IN CHINA, JAPAN AND THE UNITED STATES

Our HIV-PV Vaccine I product candidate must receive regulatory approval before it is marketed. The regulatory requirements involve stringent standards that may vary among different countries. In general, before a drug can qualify for marketing approval, a registration application must be submitted to a regulatory authority for review and evaluation. The registration application principally contains detailed information about the safety and efficacy of a new medication It also provides details about the manufacturing process, the proposed production facility and information to be provided to health care providers or patients. The registration process can last from several months to several years and depends, among other things, on the laws and regulations of the country in which the review takes place, the nature of the medication under review, the quality of the submitted data, and the efficiency of the review procedure. The process of developing a drug from discovery through testing, registration and initial product launch typically takes 10 to 15 years and, according to recent research by the Tufts Center for Drug Development, exceeds U.S. $800 million. There are three phases to clinical testing of unapproved drug candidates in humans:

o Phase I involves the first trial of a new drug candidate in humans. The focus at this phase is an assessment of clinical safety, tolerability, and metabolic and pharmacologic properties. Testing generally is performed in a small number of human volunteers;

o Phase II trials are controlled clinical studies that test the safety and efficacy of the drug candidate in several hundred patients with the targeted disease. The goals of this phase include determining the appropriate doses for further testing and identifying common side effects and risks that may be associated with the drug;

o Phase III trials establish safety and effectiveness for regulatory approval for indicated uses and to evaluate overall benefit-risk relationship. These studies usually include from several hundred to several thousand people. The results of these clinical trials are then submitted to appropriate regulatory authorities with the objective of obtaining approval to sell the drug; and

o Phase IV trials may be conducted after approval and commercial launch to further evaluate the safety and efficacy of the products or to investigate potential new applications.

The State Drug Administration, or SFDA, in China regulates the drug approval process. The process involves pre-clinical in vitro laboratory and in vitro animal testing for toxicity and pharmacological effects, and submission to the SFDA of an application for approval of clinical studies. The provincial branch of the SFDA conducts an on-site review and sampling process and accepts the application within a maximum of five days from the date of submission. The Medicine Review Center of the SFDA then reviews the technology and may request supplementary information from the applicant. The Medicine Review Center completes its review within at least 100 days and the SFDA then approves the clinical study or disapproves it. After the SFDA approves the application for clinical trials, the applicant then presents the clinical study plan and information concerning participating parties. The applicant may then proceed with human clinical trial Phases I. II and III. Estimated completion times for each phase includes six months for Phase I, nine to 12 months for Phase II and 12 to 18 months for Phase III (for therapeutic vaccines). The next step is to apply to the SFDA for new drug certificates and approval for production and sale. This step of the process takes approximately three months. The Green Mile policy allows qualified applicants to enter the drug approval process immediately without waiting in line for application. Thousands of new drugs ordinarily wait for application each year. We estimate that the total drug approval process in China may take at least three years for the therapeutic HIV-PV Vaccine I and five to seven years for the preventative HIV-PV Vaccine I. We plan to submit our application for approval of clinical study to the SFDA in the summer or early fall of 2006 if our laboratory facility meets the GMP standards. However, any delay in completion of pre-clinical testing or construction of our laboratory facility in compliance with GMP standards would change the estimated date for submittal of our application for approval of clinical study, and accordingly, increase the amount of time estimated for SFDA approval Moreover, positive results of pre-clinical tests will not necessarily indicate positive results in clinical trials. The SFDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. We estimate the total cost to bring the therapeutic HIV-PV Vaccine I to market in China is US$10 million, and we anticipate an additional US$6 million will be needed to commercialize the preventative HIV-PV Vaccine I in this market. We also anticipate that it will take longer, approximately an additional 3 to 5 years, to conduct clinical trials of the preventative HIV-PV Vaccine I and test efficacy and safety of the drug in humans for prevention of HIV infection.

The principal regulatory authority with respect to prescription drug approvals in the U.S. is the Food and Drug Administration, or the FDA. The FDA administers and executes requirements covering the research, development, testing, approval, safety, effectiveness, manufacturing, labeling and marketing of prescription drugs. Drug safety and efficacy are evaluated pursuant to FDA regulations throughout the life of a product, and in particular at four distinct stages:

o preclinical safety assessment;

o pre-approval safety or efficacy assessment in humans, or Phase I, II and III clinical trials;

o safety and efficacy assessment during FDA regulatory review, which is usually completed in 10 to 12 months or six months for priority drugs; and

o post-marketing safety surveillance.

The results of the pre-clinical safety assessment together with manufacturing information and analytical data are submitted to the FDA as part of the Investigational New Drug Application, or IND, and are reviewed by the FDA before the commencement of clinical trials. Unless the FDA objects to an IND by placing the study on clinical hold, the IND will become effective 30 days following its receipt by the FDA. If the FDA does place the study on clinical hold, the sponsor must resolve all of the FDA's concerns before the study may proceed. The IND application process may become extremely costly and substantially delay development of products.

Clinical trials for drug candidates are typically conducted in three sequential phases that may overlap. We estimate that Phase I clinical trial will take approximately one year to complete. Phase II clinical trial is estimated to take up to two years, and the Phase III clinical trial program is estimated to take approximately three years. A New Drug Application, or NDA, is the formal step asking the FDA for marketing approval of a new drug in the U.S., which includes all animal and human testing and analyses of the data, as well as information about how the drug behaves in the body and how it is manufactured. After the NDA is received, the FDA has 60 days to decide whether to file it so that it can be reviewed. The FDA can refuse to file an application, if it is incomplete. If the FDA files the NDA, it then evaluates the safety, effectiveness and manufacturing processes, which generally takes about 10 months, or six months for priority drugs.

The FDA permits accelerated approval of biologics that are intended to reduce or prevent serious or life-threatening conditions. Under these requirements, new drugs may be approved for use in humans based on evidence of effectiveness derived from appropriate animal studies and any additional supporting data. Products evaluated for effectiveness under these requirements are evaluated for safety under preexisting requirements for establishing the safety of new drug and biological products, including Phase I and Phase II clinical trials. Most drugs to treat HIV have been approved under accelerated approval provisions, with the company required to continue its studies after the drug is on the market. We intend to pursue FDA review of our HIV-PV Vaccine I candidate under these requirements, which would shorten the approval process. However, under accelerated approval rules, if studies do not confirm the initial results, the FDA can withdraw the approval.

The FDA may also withdraw the product approval if compliance with pre- and post-market regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-market studies. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil and criminal penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals. Foreign regulatory bodies also enforce regulatory requirements.

We estimate that it will cost approximately $150 million to commercialize HIV-PV Vaccine I in the U.S. However, we are focused on commercialization in China first because the estimated cost of bringing the vaccine to market is lower in China.

Japanese regulatory authorities recognize clinical data developed outside of Japan, however, we will face two particular challenges that make the drug approval process sometimes difficult for drugs developed outside of Japan. First, the Japanese regulatory authorities request bridging studies to verify that foreign clinical data are applicable to Japanese patients. Second, Japanese regulatory authorities require the tests to determine appropriate dosages for Japanese patients to be conducted on Japanese patient volunteers. Due to these requirements, delays of two to three years in introducing a drug developed outside of Japan to the Japanese market are possible. In recent years, efforts have been made between the U.S. and Japan and countries in other regions to achieve shorter development and registration times for medicinal products by harmonizing the individual requirements of these three regions. The process is called the International Conference on Harmonization. For the foreseeable future, however, approval must be obtained separately in each market. The Japanese regulatory process for approval of new drugs is similar to the FDA approval process, and the estimated time needed to bring a new drug to market in each step of the process is substantially the same. Japan has a fast track program to accelerate approval of new drugs, but each case is considered differently. Accordingly, we cannot estimate the time needed to commercialize our product in Japan at this time. We anticipate that the cost to bring HIV-PV Vaccine I to market in Japan will be US$150 million.

We anticipate that we will submit the application to SFDA for approval of clinical trials in the summer or early fall of 2006. We estimate that clinical trials for HIV-PV Vaccine I to treat HIV-1-infected individuals may take at least two years and that the entire approval process for the therapeutic HIV-PV Vaccine I will take approximately three years from the date of this prospectus and five to seven years for the preventative HIV-PV Vaccine I. However, the SFDA may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. Once the vaccine is approved for sale in China, we will apply for regulatory approval of the vaccine in the U.S. and Japan.

VACCINES

Vaccines are preventative, and as a result, they are particularly suited to address epidemics, including the HIV/AIDS epidemic.

Vaccines prevent infection by activating the immune system to neutralize infectious viruses. The immune system's initial response to a virus includes the production of antibodies, which are the only human immune response known to prevent viral infection. The antibodies bind to a specific part of the virus and prevent it from entering the cells. This specific structure, called an antigen, is often a protein on the viral surface. If a virus cannot enter a cell, it is unable to multiply and dies within a few hours in the host. This protection against infection is called neutralization.

Several neutralizing antibodies isolated from HIV-infected individuals can globally neutralize diverse strains of HIV. Administration of the neutralizing antibodies in HIV patients resulted in reductions in amount of viruses present in a given volume of blood. Thus, eliciting broadly neutralizing antibodies is a major goal in HIV vaccine development. Neutralizing antibody-based HIV vaccine can induce neutralizing antibodies, which block the viral entry into target cells.

Different vaccine strategies are required to activate the immune system's cytotoxic T-cells, which are white blood cells that search for and eliminate virus-infected cells. Viruses replicate by subverting the metabolism of the infected cell to make more virus. Once this process is completed, a new crop of viruses leave the cell, often killing it in the process, and infect new cells. Except while in transit between cells, viruses work inside the cells safe from any antibodies. But early in the process, infected cells display fragments of the viral proteins in their surface molecules. Cytotoxic T-cells recognize and bind to the infected cell and often will be able to destroy it before it can release a new crop of viruses. Most cytotoxic T-cells will die after they have eliminated the infected cell, but some will become memory cells, or long-lived cells ready to respond to a later exposure to the virus.

Virus specific cytotoxic T-cells have been detected in HIV-infected individuals. These cytotoxic T-cells have been found to control viral replication, resulting in slower progression of the AIDS disease. Cytotoxic T-cells-based HIV vaccine can induce HIV specific cytotoxic T-cells that eliminate HIV infected cells and control viral replication.

THE ROLE OF MUCOUS MEMBRANE DURING HIV INFECTION

HIV is transmitted sexually or directly into the bloodstream. The mucosal surface is one of the most important portals for HIV transmission. The mucosal surface is the membranous tissue that covers surfaces or lines a tube or cavity of the body and serves to enclose and protect parts of the body from the exterior environment. Mucosal surfaces include the mouth, intestinal and vaginal cavity. The tissue in intestinal mucosa contains many immune cells that are usually infected with HIV-1 in patients with AIDS During the course of an AIDS infection, the intestine is the earliest target for viral infection and loss of immune cells. Thus, now it is clear that HIV infection is primarily a disease of the mucosal immune system. Some candidate vaccines that induced relatively strong systemic immune responses in connection with virus transmitted directly into the bloodstream have failed to provide adequate protection in non-human primate models. Therefore, there is reason to believe that mucosal immunity will be essential for designing an effective AIDS vaccine Accordingly, we believe that it is important for the ideal HIV vaccines to induce not only systemic but also mucosal HIV-specific immune response to prevent the entry of HIV into the mucosa, to inhibit HIV replication, and to clear HIV during and after transmission. We believe that stimulating mucosal immune responses, including neutralizing antibodies and cytotoxic T cells, will be key in the development of an effective AIDS vaccine.

PRODUCTS UNDER DEVELOPMENT

HIV-PV VACCINE I FOR HIV/AIDS

Bio-Bridge HIV-PV Vaccine I is based on the unique papillomavirus pseudovirus technology co-developed by Dr. Liang Qiao. The basic principle is to package selected HIV genes, such as those encoding HIV-1 Gag, or the core protein of HIV-1, by the non-infectious papillomavirus virus-like particles to form papillomavirus pseudoviruses.

Papillomavirus are sexually transmitted viruses and their major structural protein can spontaneously assemble into virus-like particles. These particles can package unrelated genes encoding proteins of interest, including genes for HIV proteins, to form papillomavirus pseudovirus. Papillomavirus pseudoviruses are benign viruses, or vectors, that deliver the genes for HIV proteins to cells in mucosal and systemic lymphoid tissues via oral route. The infected cells then produce HIV proteins, or antigens, that can then attract the attention of cytotoxic T-cells. Our tests show that oral immunization with papillomavirus pseudoviruses encoding HIV-1 Gag induces mucosal and systemic HIV-1 Gag-specific cytotoxic T-cell response.

Our papillomavirus pseudovirus technology is also designed to administer viral peptides, or fragments of viral proteins, to induce an immune response. Three regions of the major structural protein of bovine papillomavirus can be replaced by unrelated viral peptides to generate chimeric virus-like particles, or particles that consist of parts from two or more proteins of diverse origins. We have introduced HIV gp41 fragments on papillomavirus chimeric virus-like particles, which have induced mucosal and systemic HIV-specific neutralizing antibody response in orally immunized mice. HIV gp41 is one of two proteins located on the surface of HIV that facilitates the fusion of the viral membrane with the cellular membrane. If gp41 can be inhibited, then viral membrane fusion may be blocked and HIV may be prevented from entering and infecting cells. Thus, we use gp41-papillomavirus chimeric virus-like particles presenting HIV-1 gp41 fragments to package selected genes encoding HIV-1 Gag to generate HIV-papillomavirus pseudoviruses, which can be used as an oral vaccine to induce both mucosal and systemic HIV-1- neutralizing antibodies and cytotoxic T-cells.

PRE-CLINICAL TESTING OF HIV-PV VACCINE I

Most of the pre-clinical animal testing of Bio-Bridge HIV-PV Vaccine I, or Vaccine I, has been completed in China pursuant to agreements with the Beijing Institute of Radiation Medicine. We entered into an agreement with Beijing Institute of Radiation Medicine on May 6, 2004 to conduct the pre-clinical studies of safety and immunogenicity assessment of HIV-PV Vaccine I. These studies include acute toxicity test, chronic toxicity test, immunogenicity and immunological test, safety pharmacology and reproductive toxicity test. The information obtained from toxicity tests is generally useful for determining doses for additional studies, including Phase I clinical trials, providing preliminary identification of target organs of toxicity and, occasionally, revealing delayed toxicity.. The term of this agreement is from May 6, 2004 to March 15, 2005, however the parties have agreed to continue the testing pursuant to the agreement. The aggregate amount for the testing is RMB 800,000 or US$96,734, under the terms of the agreement. As of December 31, 2005, the amount paid under this agreement was 400,000 RMB, or $48,367, and the remaining commitment was 400,000 RMB, or US$48,367.

Beijing Institute of Radiation Medicine will also conduct biodistribution and integration studies for HIV-PV Vaccine I pursuant to an agreement that we entered into on May 12, 2004. This agreement does not specify a termination date. However, Beijing Institute of Radiation Medicine has agreed to accomplish the tests within 10 months after beginning the program pursuant to the terms of the agreement. Our aggregate fee for these tests pursuant to the agreement is 200,000 RMB, or $24,184. As of December 31, 2005, we have paid $19,347, or
160,000 RMB under this agreement, and the remaining commitment was 40,000 RMB, or US$4,837. To date, the acute toxicity test and immunogenicity test have been successfully completed. We entered into confidential agreements with Beijing Institute of Radiation Medicine to protect our proprietary interests. Beijng Institute of Radiation Medicine has submitted us the first part of the study report at the end of January, 2006. The studies showed that the vaccine at low, medium and high doses did not have any side effects on the central nervous system, the cardiovascular system or the respiratory system of the animals. No significant differences on blood cells and serum biochemical parameters between pre and post treatment groups were observed within 14 days after treatment. We anticipate that we will receive the final complete report by April 2006. We expect to submit the application for clinical studies to SFDA in late summer or early fall this year.

THE MARKET FOR HIV-PV VACCINE I

According to Datamonitor, the worldwide market for HIV/AIDS drugs is expected to increase from nearly $8 billion in 2004 to $12 billion by 2012. Although industrialized countries currently share a disproportion amount on spending related to HIV/AIDS, major international organizations, including United Nations, have and may continue to provide funds to developing countries in order to effectively curb the spread of HIV/AIDS epidemic in these countries. The Global Fund to Fight AIDS, Tuberculosis and Malaria was created in 2002 to increase resources to fight three of the world's most devastating diseases, and to direct those resources to areas of greatest need. Total spending by Global Fund as of 2004 was $3 billion, over 50% of which was spent on fighting HIV/AIDS in developing countries.

The Chinese government has increased its resources to fighting HIV/AIDS including treatment to people living with HIV and additional resources for HIV prevention programs targeting vulnerable groups. In 2003, the central government spent $48.75 million on HIV/AIDS, and the amount was increased to$100 million in 2005. The Global Fund has also committed $56 million to China for HIV/AIDS related programs as of November 2004, but there is no guarantee that China will receive these funds.

We anticipate that our initial market for HIV-PV Vaccine I will be primarily in China. To our knowledge, currently there is no effective HIV/AIDS vaccine drug commercially available either in China or other parts of the world. However, we estimated the size of this market to be at least $300 million per annum, based on the current HIV/AIDS population in China and average cost of HIV/AIDS treatment available in China, which is currently growing at more than 20% per year.

INTELLECTUAL PROPERTY

In April 2002, our wholly owned subsidiary, Bio-Bridge Science Corporation, entered into an agreement with Loyola University Chicago for an exclusive license of our core technology related to papillomavirus pseudovirions as a genetic vector and vaccine. The license is royalty-bearing, covers the countries of the U.S., Japan and PRC, and includes the right to grant sublicenses. This exclusive license gives us rights to all uses in all fields under the papillomavirus technology. The term of this license is perpetual or for the maximum period of time permitted by law, unless terminated pursuant to the terms of the license. We may terminate the license at will upon no earlier than 45 days and no later than 30 days notice to Loyola University. If, five years after U.S., Japan and China governments have granted permission for its use as a drug, and Bio-Bridge has made no effort to market the product, then Loyola University of Chicago may terminate this agreement. We will pay to Loyola a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses, reimbursement of expenditures and legal fees in the amount of $3,000 in granting the exclusive license for each country, and $50,000 in the event we are granted a permit of production under the licensed technology in these countries. To date, we have not generated any revenues from the sale of any products under development, nor any revenues from sublicenses, and accordingly, no royalty is due under the agreement. We have reimbursed Loyola for expenditures and legal fees in an aggregate amount of $9,000 in connection with granting the exclusive license in each of the three countries. Since we have not been granted a permit of production in these countries, no payment of $50,000 is due under the agreement.

Under the license agreement with Loyola we have the right to file patent applications and the right to initiate and control any actions concerning any claims of infringement. Dr. Liang Qiao has applied for patents related to the papillomavirus technology in China, Japan and the U.S. The patent was granted in China on July 16, 2003 under patent publication number CN 133338A for a term of 20 years. The U.S. Patent and Trademark Office issued the patent for papilloma pseudo-virus and preparation on April 12, 2005 under patent number 6,878,541 B2. U.S. patents generally have a term of 20 years from the date of filing. This patent is due to expire in 2022. In the biotechnology industry, it often takes several years from the date of filing of a patent application to the date of a patent issuance, often resulting in a shortened period of patent protection, which may adversely affect our ability to exclude competitors from our markets. The patent application in Japan is pending. On February 17, 2005, we filed a continuation application of the U.S. patent for broader protection of the technology than the issued patent. Under the license agreement, Loyola owns the patents related to the papillomavirus technology.

This license was followed by a second exclusive license agreement for the same technology between our wholly owned subsidiary Bio-Bridge Science Corporation and Bio-Bridge Science (Beijing), effective as of June, 2002. This sublicense covers the territory of mainland China and expires in June 2012. Under the terms of the sublicense, Bio-Bridge (Beijing) may use the technology at no charge and has the right to file patent applications and enforce its right to the technology.

RESEARCH AND DEVELOPMENT

As of December 31, 2005, we had a total of six employees dedicated to research and development. Our research team includes biologists and doctors. We spent approximately $81,425 and $109,835 during the fiscal years ended December 31, 2005 and December 31, 2004 respectively on the research and development of HIV-PV Vaccine I. We also spent $394,559 on the purchase of a land use right for fifty years of approximately 2.8 acres in Tianzhu Export Processing Zone, Beijing, China during 2003 in order to build our research laboratory. Under current Chinese law, the land use right may be extended for an additional 50 years for a one-time fee of approximately $78,780. Under Chinese law, there is no private ownership of land, and accordingly, we do not own this land. Currently, we have engaged Beijing Institute of Radiation Medicine to conduct the pre-clinical animal testing of the HIV-PV Vaccine I. Beijing Institute of Radiation Medicine is a SFDA-approved national pre-clinical new drug safety evaluation center that meets national laboratory standards. It is a leading institution in biotech medicine in China. Its members include four members of the Chinese Academy of Science or Chinese Academy of Engineering and 32 nationally well-known professionals.

LABORATORY/LAND USE

On May 28, 2003, we entered into a land use agreement with Beijing Airport High-Tech Park Co. Ltd, or BTA, regarding the use of the 2.8 acres of land, on which we are currently building our research laboratory to conduct the clinical trial of HIV-PV Vaccine I. This agreement expires in 2053. Under current Chinese law, the land use right may be extended for an additional 50 years for a one-time fee of approximately $78,780. We have paid the entire land use price to BTA pursuant to the agreement. As of April 2005, the construction of the outside body of the facility was completed. When finished, we expect that the lab will meet the GMP standard and will be eligible to conduct the clinical trial under the current China SFDA rules. The facility is expected to have 53,753 square feet of usable space. Under Chinese law, there is no private ownership of land, and accordingly, we do not own this land. Land use rights can be purchased and sold under Chinese law.

COMPETITION

To our knowledge, currently there is no effective HIV vaccine commercially available to patients in the world. We are currently focused on the commercial development of an HIV vaccine. The pharmaceutical industry in which we participate is highly competitive. We face intense competition from a number of companies in the pharmaceutical industry, including Chiron Corp., Merck & Co., Inc., Aventis Pasteur and Targeted Genetics Corp. These companies are conducting or have completed Phase I or Phase II clinical trials of HIV vaccines. In addition, several of these companies and others are developing new drug therapies and other treatments that may mitigate the impact of the disease. In February 2004, Vaxgen announced that it failed the AIDS phase III clinical trial. These companies are all substantially larger and more established than we are and have significantly greater financial resources and experience in developing and marketing drugs than we do. Companies in this industry compete based on technological leadership and superiority, speed to market, improved patient outcomes, effective marketing and distribution and acceptance by medical professionals, and therefore, continually seek to develop products that provide benefits that are similar to the product being developed by us. Although there are companies that are developing competing vaccines, we believe that we can prevent others from developing a competing vaccine using our technology. We intend to explore potential collaborative relationships with Chinese pharmaceutical companies and other companies with vaccine sales experience to market our products. By developing such strategic relationships, we believe that we can enhance our competitive position in this highly competitive marketplace.

ENVIRONMENTAL REGULATION

The construction of our laboratory facility in China is subject to extensive inspection and evaluation by the respectively regulatory agencies in China, including Beijing Tianzhu Export Processing Zone Management Commission and Beijing Municipal Planning Commission. We also retained the Environmental Impact Assessment Center at China Agriculture University to conduct the environmental impact assessment of the project as required by Chinese law. The environmental assessments were provided with regard to the construction of the laboratory facility. These assessments found no potential environmental hazard resulting from our research and development efforts. The assessment confirms our compliance with the environmental regulations and was accepted by the EPA of Beijing Government.

SCIENTIFIC ADVISORY BOARD

Our Scientific Advisory Board provides specific expertise in areas of research and development relevant to our business and meets with our management personnel from time to time to discuss our present and long-term research and development activities. Scientific Advisory Board members include:

o Gregory T. Spear, PhD, Professor, Department of Immunology and Microbiology, Rush University. Dr. Spear is an expert in the areas of HIV infection and its interactions with the immune system.

o Katherine L. Knight, PhD, Professor and Chairperson, Department of Microbiology and Immunology, Stritch School of Medicine, Loyola University Chicago. Dr. Knight is an expert in immunology.

EMPLOYEES

We currently have 26 employees, including four for our clinical study preparatory work, six on our research and development staff, eight on our management/administration staff, one for regulatory affairs, one for public relations, four on our manufacturing and general affairs staff and two on our sales team.

RISK FACTORS

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT OF $2,527,026 AS OF DECEMBER 31, 2005, AND WE MAY NEVER ACHIEVE PROFITABILITY.

We have yet to establish any history of profitable operations. We are a development stage company and have not had any revenues since our inception in February 2002. We have incurred net losses of $1,253,093 in 2005, $944,437 in 2004, $2,527,026 since inception. These losses have resulted principally from research and development and general and administrative expenses. To date, we have engaged primarily in research, development and pre-clinical testing on laboratory animals. We anticipate that we will continue to incur substantial operating losses based on projected research and development and other operating costs for an indefinite period of time due to the significant costs associated with the development of our products. Our profitability will require the successful development and commercialization of our HIV-PV Vaccine I. We may not be able to successfully develop and commercialize our HIV-PV Vaccine I and generate enough revenue to achieve profitability.

WE HAVE RECEIVED AN OPINION OF GOING CONCERN FROM OUR AUDITORS. IF WE DO NOT RECEIVE ADDITIONAL FUNDING, WE WOULD HAVE TO CURTAIL OR CEASE OPERATIONS.

Our independent auditors noted in their report accompanying our financial statements for each of the years ended December 31, 2005 and December 31, 2004 that we have incurred losses and generated no revenues since inception and that additional capital will be necessary for the continuation of our existence. They further stated that the uncertainty related to these conditions raised substantial doubt about our ability to continue as a going concern. We do not currently have sufficient capital resources to fund the completion of our pre-clinical testing, construction of our laboratory and manufacturing facility and application for clinical testing. Therefore, we need additional funds to support the necessary development programs required to develop, test and obtain regulatory approval of our HIV-PV Vaccine I and other product candidates and to operate beyond August 2006 To date, we have funded our operations through equity offerings whereby we raised an aggregate $3,370,536. It is highly likely that we will continue to raise money through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

The extent to which we rely on Dutchess Private Equities Fund as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through commercialization of our products. If obtaining sufficient funding from Dutchess Private Equities Fund were to prove prohibitively expensive and if we are unable to commercialize and sell our products, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we were able to access the full $10 million under the investment agreement with Dutchess, we may still need additional capital to fully implement our business, operating and development plans. However, additional funding may not be available on favorable terms to us, or at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing shareholders. If we raise money through debt financing or bank loans, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. If we fail to raise sufficient funds, we would have to curtail or cease operations.

AS A COMPANY IN THE EARLY STAGE OF DEVELOPMENT WITH AN UNPROVEN BUSINESS STRATEGY, OUR LIMITED HISTORY OF OPERATIONS MAKES EVALUATION OF OUR BUSINESS AND FUTURE PROSPECTS DIFFICULT.

We have had a limited operating history and are at an early stage of development. Since our business was founded in February 2002, our activities have primarily consisted of securing intellectual rights to our proprietary technology and undertaking pre-clinical trials of HIV-PV Vaccine I. We have not yet demonstrated any ability to commercialize HIV-PV Vaccine I. As a result of these factors, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

OUR INTELLECTUAL PROPERTY RIGHTS MAY NOT PROVIDE MEANINGFUL PROTECTION FOR OUR PRODUCTS UNDER DEVELOPMENT, WHICH COULD ENABLE THIRD PARTIES TO USE OUR TECHNOLOGY, OR VERY SIMILAR TECHNOLOGY, AND COULD PREVENT US FROM DEVELOPING OR MARKETING OUR PRODUCT CANDIDATES.

We rely on patent and trade secret laws to limit the ability of others to compete with us using the same or similar technology in the U.S. and other countries. However, as described below, these laws afford only limited protection and may not adequately protect our rights to the extent necessary to sustain any competitive advantage we may have. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the US., and many companies have encountered significant problems in protecting their proprietary rights abroad. These problems can be caused by the absence of adequate rules and methods for defending and enforcing intellectual property rights.

We will be able to protect our technology from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent positions of companies developing drugs for pharmaceutical, biotechnology and biomedical industries, including our patent position, generally are uncertain and involve complex legal and factual questions, particularly as to questions concerning the enforceability of such patents against alleged infringement. The biotechnology patent situation outside the U.S. is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may therefore diminish the value of our intellectual property. Moreover, our patent and patent applications may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. We also face the risk that others may independently develop similar or alternative technologies or design around our patented technologies.

We control through a license with Loyola University of Chicago an issued patent and pending patent applications. However, the patent on which we rely may be challenged and invalidated, and the patent applications may not result in issued patents. The patent that we have licensed from Loyola covering our technology was issued by the U.S. Patent and Trademark Office on April 12, 2005 and has a term of 20 years from the date of filing. This patent will not expire until 2022. We recently have filed a continuation application of this issued patent with the Patent and Trademark Office to seek broader protection on our technology than the protection provided by the original patent.

We have taken measures to protect our proprietary information. These measures, however, may not provide adequate protection of our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants. Nonetheless, employees, collaborators or consultants may still disclose our proprietary information, and we may not be able to protect our trade secrets in a meaningful way. If we lose employees, we may not be able to prevent the disclosure or use of our technical knowledge or other trade secrets by those former employees despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions to protect our proprietary technology. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

OUR RIGHTS TO THE USE OF TECHNOLOGY LICENSED TO US BY A THIRD PARTY ARE NOT WITHIN OUR CONTROL, AND WITHOUT THIS TECHNOLOGY, OUR PRODUCTS UNDER DEVELOPMENT MAY NOT BE SUCCESSFUL AND OUR BUSINESS PROSPECTS COULD BE HARMED.

We rely on a license to use technologies that are material to our business. We do not own the patents that underlie this license. Our rights to use these technologies and employ the inventions claimed in the licensed patents are subject to the continuation of and compliance with the terms of that license and the continued validity of these patents. Our license from Loyola University Chicago provides us with exclusive rights within the United States, Japan and China, including the right to enforce the patents licensed to us, but the scope of our rights under this license may become subject to dispute by our licensor or third parties. This license contains due diligence obligations, as well as provisions that allow the licensor to terminate the license upon specific conditions.

IF WE ARE UNABLE TO COMMERCIALIZE OUR HIV-PV VACCINE I, WE WILL BE UNABLE TO CONTINUE OPERATIONS.

HIV-PV Vaccine I is our sole product candidate. We do not know whether the HIV-PV Vaccine I will be effective in preventing or treating HIV infection. Although our research has indicated that the HIV-PV Vaccine I technology contains a pseudovirus that induces both mucosal and systemic neutralizing antibodies and cytotoxic T-cell responses that may be used to prevent and treat HIV infection, other elements may be necessary to develop an effective vaccine. Our success will depend primarily on the success of HIV-PV Vaccine I. In particular, we must be able to:

o complete pre-clinical trials on laboratory animals and obtain regulatory approvals to proceed with clinical trials of HIV-PV Vaccine I;

o establish the safety, purity, potency and efficacy of HIV-PV Vaccine I in humans;

o obtain regulatory approvals for HIV-PV Vaccine I; and

o successfully commercialize HIV-PV Vaccine I.

If we are unable to commercialize HIV-PV Vaccine I, we do not have other products from which to derive revenues.

WE MAY NOT BE ABLE TO OBTAIN REGULATORY APPROVAL TO MARKET OUR PRODUCTS, IN CHINA, THE UNITED STATES OR JAPAN ON A TIMELY BASIS, OR AT ALL, TO COMMERCIALIZE OUR PRODUCT CANDIDATES.

Clinical testing is a long, expensive and uncertain process. If the Chinese government approves our application for clinical testing, we cannot assure you that the data collected from our clinical trials will be sufficient to support approval of HIV-PV Vaccine I by the SFDA or regulatory authorities in Japan and the United States, that the clinical trials will be completed on schedule or, even if the clinical trials are successfully completed and on schedule, that the SFDA or other regulatory authorities in the United States or Japan will ultimately approve HIV-PV Vaccine I for commercial sale.

To gain SFDA regulatory approval for the sale of HIV PV Vaccine I in China, we believe, based on SFDA's Green Mile policy that we will need to complete the following five steps:

o pre-clinical laboratory and animal testing;

o the submission to the SFDA of an application for approval of clinical study, which must be effective before clinical trials may commence;

o adequate Phase I, II and III clinical studies to establish the safety, purity and potency of the product candidate and demonstrate how it behaves in the human body;

o obtain Drug Production Quality Control Procedure or GMP certification;

o the submission of an application to the SFDA for Drug Registration Document, and obtain new drug approval certificate; and

o sales for pre-production drugs in the market and phase IV clinical study.

We estimate that the total drug approval process in China may take approximately three years for therapeutic vaccine and five to seven years for preventative vaccine. However, the SFDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed due to changes in government regulation, future legislation or administrative action or changes in SFDA policy that occur prior to or during our regulatory review. Delays or failure to obtain regulatory approvals may:

o delay or prevent commercialization of, and our ability to derive product revenues from, our product candidates;

o impose significant costs on us to comply with such laws and regulations; and

o diminish any competitive advantage the we may otherwise have.

In the United States and Japan, we must receive approval from the appropriate regulatory authorities before we can commercialize our product candidates. We anticipate that the regulatory approval to market HIV-PV Vaccine I in the United States and Japan will vary and may differ from that required by the SFDA. We may incur significant costs to comply with government regulations in the future, and such regulations may have a material adverse effect on us.

DELAY IN COMMENCEMENT AND COMPLETION OF OUR CLINICAL TRIALS COULD JEOPARDIZE OUR ABILITY TO OBTAIN REGULATORY APPROVAL TO MARKET OUR PRODUCT CANDIDATES IN CHINA, THE UNITED STATES AND JAPAN ON A TIMELY BASIS.

Our clinical trials could be delayed for a variety of reasons, including:

o availability of funds;

o unforeseen safety issues;

o determination of dosing issues;

o lower-than-anticipated retention rate of volunteers in the trial;

o serious adverse events related to the vaccine;

o inability to monitor patients adequately during or after treatment; or

o different interpretations of our pre-clinical and clinical data, which can lead initially to inconclusive results.

Our inability to commence or complete our clinical trials in a timely manner could jeopardize our ability to obtain regulatory approval.

THE RESULTS OF OUR CLINICAL TRIALS MAY NOT SUPPORT OUR PRODUCT CANDIDATE CLAIMS.

Even if our clinical trials are commenced and completed as planned, their results may not support our product candidate claims. Success in pre-clinical testing and early phases of clinical trials does not ensure that later phases of clinical trials will be successful, and the results of later phases of clinical trials may not replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay or prevent development of other product candidates.

ALTHOUGH THE OUTSIDE BODY OF OUR LABORATORY AND MANUFACTURING FACILITY IN CHINA IS COMPLETED, WE MAY NOT BE SUCCESSFUL AT MANUFACTURING OR SUPPLYING OUR PRODUCT CANDIDATES IN NECESSARY QUANTITIES, OR AT ALL.

In May 2003, we purchased a right to use for 50 years land located in the Shunyi District of Beijing, China for the purpose of building and operating a laboratory and manufacturing facility in China. Under Chinese law, there is no private ownership of land, and accordingly, we do not own this land. In April 2005, we completed the construction of the outside body of this laboratory and manufacturing facility. However, if:

o we are unable to raise the anticipated, or necessary, funding; or

o approval of the facility in compliance with GMP requirements is not obtained we will be unable to complete the manufacturing facility in Beijing, China. Even if we successfully build this laboratory and manufacturing facility, the facility may not pass domestic or foreign regulatory approvals or be able to manufacture our product candidates in commercial quantities, or at all, or we may not be able to manufacture our product candidates on a cost-effective basis.

WE DEPEND ON KEY MANAGEMENT EMPLOYEES FOR OUR FUTURE SUCCESS. IF WE LOSE OUR KEY MANAGEMENT EMPLOYEES, OUR ABILITY TO OBTAIN FINANCING, DEVELOP OUR PRODUCT CANDIDATES, CONDUCT CLINICAL TRIALS OR EXECUTE OUR BUSINESS STRATEGY COULD BE SUBSTANTIALLY HARMED AND THE VALUE OF THE STOCK YOU OWN COULD BE ADVERSELY AFFECTED.

Our future success is substantially dependent on the efforts of our senior management and scientific staff, particularly our chief executive officer, Liang Qiao, M.D. and his brother, Wenhui Qiao, who is our president. These individuals have played a critical role in developing the vaccine and conducting pre-clinical trials, raising financing and negotiating business development opportunities. The loss of the services of these key members of our senior management and scientific staff may prevent us from achieving our business objectives, and the value of our stock you own could be adversely affected. We do not have employment agreements with our senior management. We do not maintain key person life insurance for any of our key personnel.

WE CURRENTLY HAVE NO MANUFACTURING FACILITY AND NO MANUFACTURING EXPERIENCE.

We currently have no manufacturing facility and no manufacturing experience. Pre-clinical study of the vaccine on laboratory animals is being conducted through the collaboration between us and Loyola University of Chicago and Beijing Institute of Radiation Medicine, respectively. We have completed the outside body of the manufacturing facility in China to produce HIV-PV Vaccine I for clinical trials and on a commercial scale, and are in the process of outfitting this facility. However, we may not have adequate manufacturing capacity to produce HIV-PV Vaccine I on a commercial scale. Our lack of manufacturing experience could delay commercialization of our HIV-PV Vaccine I, entail higher costs and result in our being unable to effectively sell our product.

WE HAVE NO EXPERIENCE IN MARKETING, SELLING OR DISTRIBUTING PRODUCTS AND NO INTERNAL CAPABILITY TO DO SO. OUR LACK OF SALES AND MARKETING PERSONNEL AND DISTRIBUTION RELATIONSHIPS MAY IMPAIR OUR ABILITY TO GENERATE REVENUES.

We have no sales, marketing or distribution capability. We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our product candidates under development. Our future success depends, in part, on our ability to enter into and maintain such collaborative relationships, the collaborator's strategic interest in the products under development and such collaborator's ability to successfully market and sell any such products. We intend to pursue collaborative arrangements regarding the sales, marketing and distribution of our products, however, we may not be able to establish marketing or distribution arrangements with collaborators in a timely manner or on favorable terms, or at all.

WE FACE COMPETITION FROM SEVERAL COMPANIES WITH GREATER FINANCIAL, PERSONNEL AND RESEARCH AND DEVELOPMENT RESOURCES THAN OURS, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

The goal of developing an HIV vaccine is an area of interest to competitors, and several companies with substantially greater financial, personnel and research and development resources than ours have announced that they are trying to develop an HIV vaccine and are planning, conducting or have completed clinical trials. Although our research has indicated that HIV-PV Vaccine I contains a pseudovirus that induces both mucosal and systemic neutralizing antibodies and cytotoxic T-cells that may be used to prevent and treat HIV infection, other elements may be necessary to develop an effective vaccine, and several of our competitors are working to develop vaccines that affect the immune system differently. In addition, several of these companies are working to develop new drug cocktails and other treatments that may mitigate the impact of the disease. Even if we commence and complete our clinical trials, obtain SFDA and other required regulatory approvals and commercialize HIV-PV Vaccine I, our competitors may develop vaccines or treatments that are as or more effective, or less complex or less expensive to produce, than HIV-PV Vaccine I.

ADVERSE PUBLICITY REGARDING THE SAFETY OR SIDE EFFECTS OF HIV-PV VACCINE I COULD HARM OUR BUSINESS AND CAUSE OUR STOCK PRICE TO FALL.

There may be potential side effects or safety concerns in connection with clinical trials of Vaccine I. If our studies or other researchers' studies were to raise or substantiate concerns over the safety or side effects of Vaccine I or vaccine development efforts generally, our reputation and public support for our future clinical trials could be harmed, which would harm our business and could cause our stock price to fall.

OUR USE OF HAZARDOUS MATERIALS, CHEMICALS AND VIRUSES REQUIRE US TO COMPLY WITH REGULATORY REQUIREMENTS AND EXPOSES US TO POTENTIAL LIABILITIES.

Our research and development activities involve the controlled use of hazardous materials, chemicals and viruses. We are subject to federal, state, local and foreign laws governing the use, manufacture, storage, handling and disposal of such materials. Although we believe that our safety procedures for the use, manufacture, storage, handling, disposal of such materials comply with the standards prescribed by the federal, state, local and foreign regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for significant damages or fines. These damages could exceed our resources and any applicable insurance coverage. In addition, we may be required to incur significant costs to comply with regulatory requirements in the future.

WE MAY BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS AND INCUR SUBSTANTIAL LIABILITIES, WHICH COULD REDUCE DEMAND FOR HIV-PV VACCINE I OR LIMIT COMMERCIALIZATION OF HIV-PV VACCINE I.

We will face an inherent risk of exposure to product liability suits in connection with HIV-PV Vaccine I, vaccines to be tested in human clinical trials and products that may be sold commercially. We may become subject to a product liability suit if HIV-PV Vaccine I causes injury, or if vaccinated individuals subsequently become infected with HIV. We currently do not carry clinical trial insurance or product liability insurance. Although we intend to obtain clinical trial insurance prior to commencement of any clinical trials, we may not be able to obtain insurance at a reasonable cost, if at all. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a vaccine, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues.

POLITICAL OR SOCIAL FACTORS MAY DELAY OR REDUCE REVENUES BY DELAYING OR IMPAIRING OUR ABILITY TO MARKET HIV-PV VACCINE I.

Products developed for use in addressing the HIV/AIDS epidemic have been, and will continue to be, subject to competing and changing political and social pressures. The political and social response to the HIV/AIDS epidemic has been highly charged and unpredictable. Political or social pressures may delay or cause resistance to bringing our product to market or limit pricing of our product.

RISKS RELATED WITH OWNERSHIP OF OUR SECURITIES

THE TRADING PRICE OF OUR COMMON STOCK MAY DECREASE DUE TO FACTORS BEYOND OUR CONTROL. THIS MAY RESULT IN SUBSTANTIAL LOSSES TO INVESTORS IF THEY ARE UNABLE TO SELL THEIR SHARES AT OR ABOVE THEIR PURCHASE PRICE.

The trading price of our common stock is subject to significant fluctuations due to a number of factors, including:

o our status as a development stage company with a limited operating history and no revenues to date, which may make risk-averse investors more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the shares of a seasoned issuer in the event of negative news or lack of progress;

o announcements of new products by us or our competitors;

o the timing and development of our products;

o general and industry-specific economic conditions;

o actual or anticipated fluctuations in our operating results;

o our capital commitments; and

o the loss of any of our key management personnel.

In addition, the financial markets have experienced extreme price and volume fluctuations. The market prices of the securities of biotechnology companies, particularly companies like ours without consistent revenues and earnings, have been highly volatile and may continue to be highly volatile in the future, some of which may be unrelated to the operating performance of particular companies. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs, divert management's attention and resources and harm our financial condition and results of operations.

WE DO NOT ANTICIPATE PAYING ANY CASH DIVIDENDS IN THE FORESEEABLE FUTURE, WHICH MAY REDUCE YOUR RETURN ON AN INVESTMENT IN OUR COMMON STOCK.

We plan to use our earnings, to the extent we have earnings, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. Therefore, any return on your investment would derive from an increase in the price of our stock, which may or may not occur.

WE MAY RAISE ADDITIONAL CAPITAL THROUGH A SECURITIES OFFERING THAT WOULD DILUTE YOUR OWNERSHIP INTEREST AND VOTING RIGHTS.

Our certificate of incorporation currently authorizes our board of directors to issue up to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. December 31, 2005, after taking into consideration our outstanding shares, our board of directors will be entitled to issue up to 67,548,463 additional common shares and 5,000,000 additional preferred shares. The power of the board of directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of our stock is generally not subject to shareholder approval.

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the holders of our common stock. The issuance of additional common stock or securities convertible into common stock by our board of directors will also have the effect of diluting the proportionate equity interest and voting power of holders of our common stock.

OUR PRINCIPAL STOCKHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS CONTINUE TO OWN A SIGNIFICANT PERCENTAGE OF OUR STOCK, AND AS A RESULT, THE TRADING PRICE FOR OUR SHARES MAY BE DEPRESSED AND THESE STOCKHOLDERS CAN TAKE ACTIONS THAT MAY BE ADVERSE TO YOUR INTERESTS.

Our principal stockholders, executive officers and directors, in the aggregate, beneficially own approximately 72.2% of our common stock. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the affect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

OUR INCORPORATION DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER THAT STOCKHOLDERS CONSIDER FAVORABLE, COULD LIMIT THE MARKET PRICE OF YOUR STOCK AND CAN INHIBIT AN ATTEMPT BY OUR STOCKHOLDERS TO CHANGE OUR DIRECTION OR MANAGEMENT.

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. Some of these provisions:

o authorize our board of directors to determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the preferred stock and to fix the number of shares constituting any series and the designation of such series without further action by our stockholders; and

o prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates. In addition, we are governed by the provisions of Section 203 of Delaware General Corporate Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us, which may prevent or frustrate any attempt by our stockholders to change our management or the direction in which we are heading. These and other provisions in our amended and restated certificate of incorporation and bylaws and under Delaware law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

WE ARE SUBJECT TO THE PENNY STOCK RULES. THESE RULES MAY ADVERSELY AFFECT TRADING IN OUR COMMON STOCK.

Our common stock is a low-priced security under the penny stock rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions may decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities.

Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

(i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

(iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

(iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

(v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

RISKS RELATING TO OUR FOREIGN OPERATIONS

OUR OPERATIONS ARE LOCATED IN CHINA AND MAY BE ADVERSELY AFFECTED BY CHANGES IN THE POLICIES OF THE CHINESE GOVERNMENT.

We have operations in China, where we are currently engaged in pre-clinical testing of our HIV-PV Vaccine I product on laboratory animals. Our business operations may be adversely affected by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment These effects could substantially impair our business, profits or prospects in China. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH WE MUST CONDUCT OUR BUSINESS ACTIVITIES.

The PRC only recently has permitted greater provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest ourselves of any interests we then hold in Chinese properties or joint ventures. Any such developments could have a material adverse effect on our business, operations, financial condition and prospects.

FUTURE INFLATION IN CHINA MAY INHIBIT ECONOMIC ACTIVITY IN CHINA AND ADVERSELY AFFECT OUR OPERATIONS.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation which have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has moderated since 1995, high inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby adversely affecting our business operations and prospects in the PRC.

WE MAY BE UNABLE TO ENFORCE OUR RIGHTS DUE TO POLICIES REGARDING THE REGULATION OF FOREIGN INVESTMENTS IN CHINA.

The PRC's legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China's regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks which may affect our ability to achieve our business objectives. We may not be able to enforce any legal rights we may have under our contracts or otherwise. Our failure to enforce our legal rights may have a material adverse impact on our operations and financial position, as well as our ability to compete with other companies in our industry.

IT MAY BE DIFFICULT FOR SHAREHOLDERS TO ENFORCE ANY JUDGMENT OBTAINED IN THE UNITED STATES AGAINST US, WHICH MAY LIMIT THE REMEDIES OTHERWISE AVAILABLE TO OUR SHAREHOLDERS.

Substantially all of our assets are located outside the United States. Our current operations are conducted in China. Moreover, most of our directors and officers are nationals or residents of countries other than the United States. All or a substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for shareholders to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of United States courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

ITEM 2 - PROPERTIES

Our corporate office is located in approximately 1,253 square feet of leased office space in Oak Brook, Illinois. We lease this office space at a monthly base rent of approximately $2,245 per month, plus triple net expenses. This lease will expire on August 31, 2007. We expect that this property will be adequate for our needs for the lease term.

We have an office located in Beijing, China that is leased from one of our directors, Wenhui Qiao, and his wife, Mingjin Yu. We entered into a one year lease for this 1302 square feet of office space on July 1, 2004 which was renewed for another year on July 1, 2005. The rent is approximately $1,500 per month.

In May 2003, we acquired a 50 year land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which we plan to develop into a laboratory and biomanufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of HIV-PV Vaccine I. We have received all necessary permits and approvals and construction of the outside body of the facility has been completed. We have entered into a construction contract relating to the completion for this facility, and as of December 31, 2005 we have paid all amounts owed. We estimate that the cost of the building and outfitting of the total phase one and phase two of the facility is $3,000,000. We expect that the phase one construction and internal purified decoration will be substantially completed by the end of April 2006. We also expect that the installation of equipment can be completed by the end of second quarter, 2006.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently subject to either threatened or pending litigation, actions or administrative proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2005.

                                     PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the over-the-counter market on the OTC Bulletin Board under the symbol "BGES.OB." The following table sets forth the high and low bid information for our common stock for each quarter within the last fiscal year during which our stock was traded. Prior to November 2005, there was no active market for the stock.


QUARTER ENDED 2005
                       HIGH     LOW

December 31, 2005    $   2.55 $   0.5
                     -------- -------

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of March 15, 2006 there were approximately 150 stockholders of record of our common stock and no stockholders of record of our preferred stock.

We have never paid any dividends on the common stock. We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the common stock in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2005, concerning shares of common stock authorized for issuance under all of our equity compensation plans:

                                                                                  Number of securities
                                                                                  remaining available
                                  Number of securities                            for future issuance
                                   to be issued upon       Weighted-average          under equity
                                      exercise of         exercise price of        compensation plans
                                  outstanding options,   outstanding options,    (Excluding securities
Plan Category                     warrants and rights    warrants and rights.   reflected in Column(A))
-------------------------------   --------------------   --------------------   -----------------------
                                          (A)                    (B)                       (C)
2004 Stock Incentive Plan
  approved by security holders           1,945,000              0.5153                  35,000

Equity Compensation Plans not
  approved by security holders            892,675               0.001                      0

 Total                                   2,837,675              0.3546                  35,000

On December 1, 2004, we issued to Columbia China Capital Group, Inc. an option to purchase 1,342,675 shares of common stock at $.001 per share to be exercised within a three-year period in consideration for financial consulting services to be provided over a two- year period pursuant to the financial consulting agreement. The options granted were granted outside the Company's stock option plan. On December 1, 2004, 200,000 of these options were exercised. On October 17, 2005, Columbia China Capital Group, Inc. exercised 300,000 of these options.

On October 18, 2005, we reached an agreement with Columbia China Capital Group, Inc. to withdraw 350,000 options due to the consultant's failing to provide certain services provided for in the financial services consulting agreement.

On December 1, 2004, we issued 100,000 shares of its common stock and an option to purchase an additional 50,000 shares of common stock at $.001 per share to Richardson & Patel, LLC in consideration for past legal services. The expiration date of the options is December 1, 2007.

On November 2, 2005, we issued to Wenhui Qiao (our president) and Kevin Lee (our chief financial officer) options to purchase a total of 300,000 shares of common stock at $0.001 per share in consideration of their past service for us.
These options will expire on November 2, 2015

On November 2, 2005, we issued to Adam Friedman Associates, LLC (AFA), our investor relations consultant, an option to purchase 50,000 shares of common stock at $.001 per share to be exercised within a one-year period pursuant to investor relations consulting service agreement.

On November 2, 2005, we issued to Ma Suifang, the Company's individual financial consultant, an option to purchase 8,116 shares of common stock at $.001 per share pursuant to financial consulting agreement. The options will expire on November 2, 2015. Ms. Ma exercised the options in the fourth quarter of 2005.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion of our financial condition and plan of operations should be read in conjunction with the financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. We undertake no obligation publicly to release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

OVERVIEW

Bio-Bridge Science, Inc. is a development stage company whose subsidiaries are focused on the commercial development of HIV-PV Vaccine I technology. Most of the pre-clinical testing of HIV-PV Vaccine I on laboratory animals in Beijing, China was completed in October 2005. Once the pre-clinical testing is completed and the laboratory inner purified environment decoration project is finished, we will apply to China's State Food and Drug Administration for approval to conduct clinical trials of HIV-PV Vaccine I. As of December 31, 2005, we have completed the construction of the outside body of our laboratory and bio-manufacturing facility in Beijing, China.

Since inception, we have generated no revenues. We incurred net losses of $1,253,093 in 2005 and $944,437 in 2004. As of December 31, 2005, we had an
accumulated deficit of $2,567,026. Our continued existence is dependent upon our ability to obtain additional financing. Our capital requirements for the next 12 months, as they relate to further research and development relating to our product candidate, HIV-PV Vaccine I, have been and will continue to be significant. As of December 31, 2005, we have funded our operations through equity offerings whereby we raised an aggregate $3,370,536 since inception. We will need to obtain additional financing in addition to the funding already raised through the sale of equity securities to fund our cash needs and continue our operations beyond August 2006. From April 22, 2005 to the end of 2005, we have sold shares pursuant to private placements, and have raised gross proceeds of $1,089,974. As of December 31, 2005, our independent auditors have added an explanatory paragraph to their report of our audited financial statements for the year ended December 31, 2005 stating that our net loss of $1,253,093 lack of revenues and dependence on our ability to raise additional capital to continue our existence, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements and their explanatory notes included as part of this annual report do not include any adjustments that might result from the outcome of this uncertainty. If we fail to obtain additional financing, either through an offering of our securities or by obtaining loans, we may be forced to reduce operating costs and postpone completion of our laboratory and manufacturing facility. Development of our vaccines or research programs would likely be adversely affected or suspended altogether from such cost reductions, and we may be forced to cease our business.

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

To date we have funded our operations from private equity. From April 22, 2005 to December 31, 2005, we issued 2,179,947 shares of common stock at a price per share of $0.50 to 50 investors pursuant to private placements, and raised gross proceeds of $1,089,974. During the next 12 months, we need to raise capital through an offering of our securities or from loans to continue research and development of HIV-PV Vaccine I in China as well as complete the construction of our laboratory and administrative facility in China, which we estimate will cost approximately $3 million for total phase I and II project works, of which approximately $2 million remains to be funded as of December 31, 2005. We currently have no commitments to make payments for this construction project. We estimate that our capital requirements for 2006 will be as follows:

o approximately $1.3 million for our laboratory/bio-manufacturing facility air ventilation, filtration, and sterile environment equipment/clean room equipment and electricity work for Phase I manufacturing & administrative facility project in Beijing, China;

o approximately $1 million to purchase advanced laboratory equipment for our vaccine study and production;

o approximately $0.5 million to finish Phase I clinical study and the preparatory work; and

o approximately $1.4 million for working capital and general corporate needs.

In addition, we estimate that the total cost to bring our product to market in China will be $10 million for the therapeutic vaccine, and an additional $6 million for the preventative vaccine. We expect that the therapeutic vaccine can be brought to market in 2008 and the preventative vaccine can be brought to market in 2011, if we are successful in raising the funds to complete development of the vaccine.

As of December 31, 2005, our cash and cash equivalents position was $385,646. Although we have raised gross proceeds of $1,089,974 in the past eight months pursuant to private equity financings, we will need to raise additional funds through the public or private sales of our securities, loans, or a combination of the foregoing We cannot guarantee that financing will be available to us, on acceptable terms or at all. We also may borrow from the local bank in China given that our land use right and laboratory facility could be used as collateral for borrowing. We do not expect to generate any significant revenues in the next 12 months although we signed an exclusive agency agreement with Xinhua Surgical Instruments Co. Ltd. to distribute its operational instruments in the United States. We may consider acquiring other profitable vaccine companies in China The acquisition may help support the development of HIV vaccines by stable operational cash flows from acquisition targets and provide skillful work force as well as marketing expertise. If we decide to do so, we may have to raise additional funds in additional to the amount of capital we need in 2006 we discussed above. If we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we will be unable to maintain our operations and may be forced to cease our business.

Results of Operations

Year ended December 31, 2005 Compared to Year ended December 31, 2004

During the year ended December 31, 2005 and 2004, we had no revenue. We do not expect to have significant revenues relating to our product candidates in development prior to 2008.

For the year ended December 31, 2005, research and development expense was $81,425 as compared to $109,835 for the year ended December 31, 2004. The decrease of $28,410 is due primarily to the greater amount of research and development related to pre-clinical study of our vaccine candidates incurred in 2004.

For the year ended December 31, 2005, general and administrative expense was $1,178,534 as compared to $833,642 for the year ended December 31, 2004. The increase of $344,892 is due primarily to increases in non-cash compensation expense of $153,965 and consulting expense of $72,600. Also we had increases in salary, rent and auditing fee in 2005 compared with 2004, which was $67,000, $18,700 and 31,610, respectively.

For the year ended December 31, 2005, interest and other income (loss) was $6,866 as compared to $960 for the year ended December 31, 2004. The increase of $7,826 is due primarily to an increase in cash balances and a loss of $2,296 for disposition of an investment in 2004.

Net loss for the year ended December 31, 2005, was $1,253,093 as compared to $944,437 for the year ended December 31, 2004. This increase in net loss is attributable primarily to the increase of compensation costs and consulting related fees.

Year ended December 31, 2004 Compared to Year ended December 31, 2003

During each of the years ended December 31, 2004 and 2003, we had no revenue. We do not expect to have revenues relating to our technologies in the near future.

For the year ended December 31, 2004, research and development expense was $109,835 as compared to $30,739 for the year ended December 31, 2003. The increase of $79,096 is due primarily to pre-clinical development of our HIV-PV Vaccine I on laboratory animals, and the continuing hiring of the research and development staff.

For the year ended December 31, 2004, general and administrative expense was $833,642 as compared to $225,814 for the year ended December 31, 2003. The increase of $607,828 was due primarily to professional fees and advisory fees of approximately $177,000 and expense related to options that we granted to financial advisors and our legal counsel of approximately $304,162. In addition, we had increases in salaries expense of approximately $87,077. Also, the cost associated with the stock issued for service from our financial advisor and legal counsel was $50,000.

Comprehensive loss for the year ended December 31, 2004, was $944,894 as compared to $255,664 for the year ended December 31, 2003. This increase in net loss was attributable to increase in research and development cost and general and administrative cost.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalent balances, which were $385,646 at December 31, 2005 and $495,805 at December 31, 2004. Since our inception, we have incurred significant losses, and as of December 31, 2005, we had an accumulated deficit of $2,567,026.

Net cash used in operating activities was $697,062 for the year ended December 31, 2005 and $460,383 for the year ended December 31, 2004. The increase is due primarily to an increase in the scale of business including increased hiring of employees.

Cash flows used in investing activities was $520,675 for the year ended December 31, 2005 and $484,080 for the year ended December 31, 2004. This change was due to the purchase of fixed assets and construction in process in 2005.

Net cash provided by financing activities decreased to $1,089,974 in the year ended December 31, 2005 compared to $1,220,434 in the year ended December 31, 2004.

To date, our operations have been funded through issuances of our common stock whereby we raised an aggregate $3,370,536 from inception through December 31, 2005.

Based on our current operating plan we believe that we have sufficient cash and cash equivalents to last approximately through August 2006. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond August 2006. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

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

Stock compensation costs

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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This Statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first fiscal year reporting period that begins after June 15, 2005 for large business issuers and December 15, 2005 for small business issuers. We decided to adopt SFAS 123(R) ahead of the requirement schedule in the fourth quarter of 2005. We account for stock options or other compensation to employees using SFAS No. 123(R).

Impairment of long-lived assets. We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, which was adopted on January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets To Be Disposed of, or SFAS No. 121. Our long-lived assets consist of land use right, notes, fixed assets, construction in process, and prepaid consulting fees. We regularly evaluate our long-lived assets, including our intangible assets, for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured using discounted cash flows. In the years ending December 31, 2005, 2004 and 2003, we performed an evaluation of our long-lived assets and noted no impairment.

Research and Development Costs-We account for research and development expense under the guidance of SFAS No.2, Accounting for Research and Development Costs, which was adopted in October 1974. Research and development costs are charged to operations as incurred. Our research and development costs include salaries of research and development personnel, contract service expense for conducting pre-clinical trial study for Beijing Institute of Radiation Medicine. We paid a higher percentage of pre-clinical trial study fees to Beijing Institute of Radiation Medicine in 2004, and as a result, our research and development cost was higher in 2004 than in 2005.

Commitments and contingencies

Lease commitment

As of December 31, 2005, We had remaining outstanding commitments in respect to its non-cancelable operating lease for its office in Oak Brook, IL, of which $26,522 is due in 2006 and $17,960 is due thereafter, and its office in Beijing, PRC (which is leased from Wenhui, Qiao, our director and president), of which $10,644 is due in 2006 and none thereafter.

Construction commitment

In May 2003, we acquired a land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which we planned to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of HIV-PV Vaccine I. As of December 31, 2005, we have received all necessary permits and approvals and construction of the facility had commenced. The construction is divided into two phases, and as of December 2005, the outside body of the phase one facility was completed and the internal purified decoration project is expected to finish by the end of April of 2006. A further outstanding commitment for the construction (related to internal purified decoration project) as of December 31, 2005 is $611,741.

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, we have obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of December 31, 2005, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

Investor Relations Consulting Contracts

On September 20, 2005, Adam Friedman Associates, LLC and we entered into an investor relations consulting agreement whereby the Company committed to pay $6,500 a month for purchase of financial services during the next 12 months after the agreement. Future annual minimum purchases remaining under the agreement are $56,203 as of December 31, 2005. During 2005, our total payment under the agreement were $21,797.Under the agreement, we also have the right to terminate this Agreement for any reason whatsoever by sixty day written notice to AFA. In the event of such termination, we shall be released from all obligations under this Agreement, provided that if such termination occurs during the Term we agree to pay AFA for services performed hereunder prior to the date of termination on a pro-rata basis.

Research and development agreements

On May 6, 2004, Beijing Institute of Radiation Medicine and we entered into agreements for pre-clinical animal testing of HIV-PV Vaccine I. The aggregate amount for the testing is $122,348 and as of December 31, 2005, the remaining commitment was $48,367.

Contractual Obligations

Payments due under contractual obligations at December 31, 2006 mature as follows:

                                         Payments due by period ($ in thousands)
                                         --------------------------------------
                                              Less than            1 to 3
Contractual Obligations          Total         1 year              years
-----------------------         -------       ---------            ------
Lease obligation                     55              37               18
Construction obligation             612             612
Consulting agreement obligation      56              56
R&D agreement obligation             48              48
                                -------       ---------
              Total                 771             753               18
                                =======       =========            ======

ITEM 7 - FINANCIAL STATEMENTS

The financial statements together with the independent auditors report thereon appear beginning on Page F-1 of this Report.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A - CONTROLS AND PROCEDURES

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

ITEM 8B - OTHER INFORMATION

None.

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages, and positions of our directors and executive officers.

                                                                                INITIAL ELECTION OR
              NAME               AGE              POSITION HELD                 APPOINTMENT DATE
---------------------------------------------------------------------------------------------------
Liang Qiao, M.D.                 46        Chairman of the Board, Chief           October 26, 2004
                                           Executive Officer and Secretary
---------------------------------------------------------------------------------------------------
Wenhui Qiao                      37        President and Director                 October 26, 2004
---------------------------------------------------------------------------------------------------
Chuen Huei (Kevin) Lee           35        Chief Financial Officer                October 27, 2004
---------------------------------------------------------------------------------------------------
Toshihiro Komoike                53        Director                               October 26, 2004
---------------------------------------------------------------------------------------------------
Isao Arimoto                     57        Vice President and Director            October 26, 2004
---------------------------------------------------------------------------------------------------
Shyh-Jing (Philip) Chiang        45        Director                               October 26, 2004
---------------------------------------------------------------------------------------------------

Mr. Wenhui Qiao and Dr. Liang Qiao are brothers. There are no other family relationships among the executive officers and directors.

Our executive officers are appointed by our board of directors and serve at the board's discretion. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs. None of our directors or executive officers has, during the past five years,

o had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

o been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

o been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

o been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

BUSINESS EXPERIENCE

DR. LIANG QIAO is one of our co-founders and has served as our chairman of the board of directors, chief executive officer and secretary since October 2004. Since February 2002, Dr. Qiao has served as director of our wholly owned subsidiary Bio-Bridge Science Corp. and has served as its chief executive officer and chairman of the board since May 2004. Since July 2000, Dr. Qiao has served as an Associate Professor at Loyola University Chicago, Strich School of Medicine. From May 1994 to June 2000, Dr. Qiao was an Assistant Professor at Loyola University Chicago, Strich School of Medicine. Dr. Qiao also worked as a research scholar at the German Cancer Research Center in Heidelberg, Germany, where he made his discovery of mucosal immune regulation mechanisms. Dr. Qiao received a B.M. from Henan Medical University in China and an M.D. from Lausanne University in Switzerland.

MR. WENHUI QIAO is one of our co-founders and has served as our president and director since October 2004. Mr. Qiao has served as director of Bio-BridgeScience Corp. since February 2002 and its president since May 2004. From July 1999 to December 2001, Mr. Qiao served as chief executive officer of Dongfang Huayin Anti- Radiation Company, which was located in Henan Province, China. From 1994 to 1998, he served as the chief representative for Henan Province in Japan. Mr. Qiao received a B.A. in Economics from Doshisha University in Japan.

MR. CHUEN HUEI (KEVIN) LEE, CFA, FRM, has served as our chief financial officer since October 2004. Mr. Lee also has served as chief financial officer of our Bio-Bridge Science Corp. subsidiary since May 2004. From October 2001 to June 2004, he served as Vice President of CMV in Beijing and Shanghai, China. From February 2000 to August 2001, Mr. Lee served as Manager of Grand Cathay Securities Corporation in Taipei, Taiwan. From September 1998 to February 2000, he was the Manager of American Express Bank's Taipei Branch. Mr. Lee received a B.A. from Taiwan University and an M.B.A. from Columbia University. He is a chartered financial analyst (CFA) charter holder and a financial risk manager
(FRM).

MR. TOSHIHIRO KOMOIKE has served as our director since October 2004. Mr. Komoike also has served as director of our Bio-Bridge Science Corp. subsidiary since May 2004. From 1998 to 2004, Mr. Komoike served as Senior Manager of Sumisho Textile Company in Japan. He received a degree in Commerce from Kansai University in Japan.

MR. ISAO ARIMOTO is one of our co-founders and has served as our vice president and director since October 2004. Mr. Arimoto also has served as vice president of our Bio-Bridge Science Corp. subsidiary since May 2004 and its director since February 2002. Since February 1975, Mr. Arimoto has served as chief executive officer of Chugoko-Knit Company in Japan He has 30 years of business experience as an entrepreneur in Japan and China.

MR. SHYH-JING (PHILIP) CHIANG has served as our director since October 2004. Mr. Chiang also has served as director of our Bio-Bridge Science Corp. subsidiary since February 2002. Since June 2004, Mr. Chiang has served as head of investment banking at Nomura Securities in Taipei, Taiwan. From March 2004 to May 2004, he served as chief representative of Rabobank's office in Taipei. From June 2001 to May 2004, he was director of investment banking at ING Baring in Taipei. Mr. Chiang served as executive vice president of Grand Cathay Securities from August 2000 to June 2001. From September 1996 to April 2000, he served as vice president of Credit Agricole Indosuez. Mr. Chiang received a B.A. from Tunghai University in Taiwan and an M.B.A. from the University of Missouri.

Our board of directors currently consists of five members. Our bylaws provide that our directors will be elected at each annual meeting of the stockholders. Their term of office will run until the next annual meeting of the stockholders and until their successors have been elected.

To date, our board of directors has not separately designated a standing audit committee. Since no such committee exists, our entire board of directors constitutes the audit committee pursuant to Section 3(a)(58)(A) of the Exchange Act of 1934.

No individual on our board of directors possesses all of the attributes of an audit committee financial expert and no one on our board of directors is deemed to be an audit committee financial expert. In forming our board of directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Mr. Lee, our Chief Financial Officer, serves as our financial expert regarding generally accepted accounting principals and general application of such principles in connection with the accounting for estimates and accruals, including an understanding of internal control procedures and policies over financial reporting, and maintains sufficient experience analyzing or evaluating financial statements in such depth and breadth as may be required of an audit committee financial expert. However, Mr. Lee is not an elected director of the company. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our board of directors, however, we are not, at this time, able to compensate such a person. Therefore, we may find it difficult to attract such a candidate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to Section 16(a). To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2005 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following: Mr. Wenhui Qiao and Mr. Kevin Lee each had one late Form 4 filing for150,000 options issued to them by the Company in November, 2005 which options were outside the Company's plan.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge, by sending a request to our principal executive office. You may request a copy of this code of ethics to be sent as a pdf file to an e-mail address or by regular mail.

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2005, 2004 and 2003. The following table summarizes all compensation for fiscal years 2005, 2004 and 2003 received by our chief executive officer and our four highest paid officers who earned more than $100,000 in fiscal year 2005.

                           SUMMARY COMPENSATION TABLE

                                                                              Securities    All Other
                                                                              Underlying   Compen-sation
                                              Salary       Bonus/Severence     Options/
          Position               Year          ($)               ($)             SARs          ($)
----------------------------- ------------ ------------- -------------------- ------------ -------------
Dr. Liang Qiao,                  2005        12,036
Chief Executive Officer,         2004          -0-
Chairman and Secretary(1)        2003           NA

Chuen Huei (Kevin) Lee           2005         95,000
Chief                            2004         45,000
Financial Officer (2)            2003           NA

Wen Hui Qiao                     2005         19,500
President (3)                    2004          -0-             $13,413
                                 2003           NA

(1) Dr. Qiao's employment with Bio-Bridge Science, Inc. commenced on October 26, 2004. He has not received a salary in 2004.

(2) Mr. Kevin Lee's employment with Bio-Bridge Science Corporation commenced in May 2004. His salary for the remainder of 2004 was $45,000. $15,000 of Mr. Lee's 2004 salary was deferred; $30,000 of Mr. Lee's 2005 salary was deferred.

(3) Mr. Wen Hui Qiao's employment with Bio-Bridge Science, Inc. commenced on October 26, 2004.

      The following table sets forth certain information concerning the grant of stock options (no SARs were granted) during 2005 by each of the named executive officers, and the fiscal year-end value of unexercised options on an aggregated basis:

                           Option/SAR Grants for Last
                          Fiscal Year-Individual Grants

                                 Number of Securities         % of Total
                                      Underlying             Options/SARs
                                     Options/SARs        Granted to Employees  Exercise Price    Expiration
Name                                 Granted (#)            in Fiscal Year         ($/sh)           Date
-------------------------------  --------------------    --------------------  --------------    ----------
Dr. Liang Qiao,  (1)                   600,000                  26.49%          $0.55            10/13/2015
Wenhui Qiao    (1)                     250,000                  11.04%%         $0.50            10/13/2015
Chuen Huei (Kevin) Lee (1)             250,000                  11.04%          $0.50            10/13/2015
Wen Hui Qiao   (2)                     150,000                   6.62%          $.001            11/2/2015
Chuen Huei (Kevin) Lee (2)             150,000                   6.62%          $.001            11/2/2015

(1) One twelfth of the options vest each quarter beginning January 1, 2006.

(2) All options fully vested.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                         And FY-End Option/SAR Values(1)

                                                                                      Value of
                                                                    Number of        Unexercised
                                                                   Unexercised      In-the-Money
                                                                  Options/SARs      Options/SARs
                                                                  At FY-End (#)   at FY-End ($)(2)
                              Shares Acquired Value Realized(1)  Unexercisable/    Unexercisable/
Name                          on Exercise (#)        ($)           Exercisable       Exercisable
----------------------------- --------------- -----------------  ---------------  -----------------
Liang Qiao                          NA               NA          600,000 |0              $864,000/0
Wen Huei Qiao                       NA               NA          250,000|150,000  $372,500/$292,500
Chuen Huei (Kevin) Lee              NA               NA          250,000|150,000  $372,500/$292,500

(1) Value realized is determined by calculating the difference between the aggregate exercise price of the options and the aggregate fair market value of the common stock on the date the options are exercised. We have used the quoted closing price of $1.99 per share on the OTC Bulletin Board on December 31, 2005 as the estimated fair market value of our common stock in determining the value of unexercised options.

(2) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the options.

COMPENSATION OF DIRECTORS

Directors do not currently receive compensation for their services as directors, but are reimbursed for expenses incurred in attending board meetings.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

We are currently do not have any employment agreements with our executive officers.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding beneficial ownership of our securities as of March 15, 2006 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each class of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, their address is c/o Bio-Bridge Science, Inc., 1211 West 22nd Street, Suite 615, Oak Brook, IL 60523. As of March 15, 2006, there were 32,471,537 shares of common stock issued and outstanding.

                                  COMMON STOCK

NUMBER OF SHARES OF
NAME OF DIRECTOR, OFFICER AND            COMMON STOCK         PERCENTAGE OF
OUTSTANDING BENEFICIAL OWNER          BENEFICIALLY OWNED         SHARES
----------------                      ------------------      -------------
Liang Qiao, M.D.(1)                      13,850,000               42.5%

Wenhui Qiao(2)                            1,866,666                5.7%

Chuen Huei (Kevin)Lee(3)                    191,667                  *

Toshihiro Komoike(4)                      1,275,000                4.0%

Isao Arimoto(5)                           5,516,666                17.%

Shyh-Jing (Philip) Chiang(6)                886,999                2.7%

All Officers and Directors as a Group
 (6 Persons)                             23,496,998               71.6%

* Less than one percent beneficially owned.

(1) Includes 13,750,000 shares and an option to purchase 600,000 shares of which 100,000 shares are exercisable within 60 days of March 15, 2006.

(2) Includes 825,000 shares, a vested option to purchase 150,000 shares, and an option to purchase 250,000 shares of which 41,667 shares are exercisable within 60 days of March 15, 2006 owned by Wenhui Qiao. Also includes 850,000 shares held by Mingjin Yu, Mr. Qiao's wife. Mr. Qiao disclaims beneficial ownership of the shares held by his wife, except to the extent of his pecuniary interest therein.

(3) Includes a vested option to purchase 150,000 shares, and an option to purchase 250,000 shares of which 41,667 shares are exercisable within 60 days of March 15, 2006.

(4) Includes 750,000 shares and an option to purchase 150,000 shares of which 25,000 shares are exercisable within 60 days of March 15, 2006 owned by Toshihiro Komoike Additionally includes 250,000 shares and 250,000 shares held by Atsushi Komoike and Yumi Komoike, respectively, Mr. Komoike's adult children living at home. Mr. Komoike disclaims beneficial ownership of the shares held by his adult children, except to the extent of his pecuniary interest therein.

(5) Includes 2,125,000 shares and an option to purchase 250,000 shares of which 41,667 shares are exercisable within 60 days of March 15, 2006 owned by Isao Arimoto, 1,500,000 shares owned by Yukiko Arimoto, Mr. Arimoto's wife, 650,000 shares, 600,000 shares and 600,000 shares held by Kenshi Arimoto, Masayo Arimoto and Noriyo Arimoto, respectively, Mr. Arimoto's adult children living at home. Mr. Arimoto disclaims beneficial ownership of the shares held by his wife and adult children, except to the extent of his pecuniary interest therein.

(6) Includes 786,111 shares and an option to purchase 5,000 shares of which 833 are exercisable within 60 days of March 15, 2006 Also includes 100,000 shares held by Mei-Ju Shi, Mr. Chiang 's wife. Mr. Chiang disclaims beneficial ownership of the shares held by his wife, except to the extent of his pecuniary interest therein.

CHANGE OF CONTROL

To the knowledge of management, there are no present arrangements or pledges of securities of our Company that may result in a change in control of the Company.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dr. Liang Qiao, our chief executive officer and chairman of the board, as well as his brother, Wenhui Qiao, a director and president, and Isao Arimoto, our vice-president and director, are considered promoters. All transactions with the promoters are set forth below.

SHARE EXCHANGE WITH BIO-BRIDGE SCIENCE CORP.

On December 1, 2004, the related parties below participated in the share exchange with Bio-Bridge Science Corp., a Cayman Islands corporation ("Bio-Bridge Science"). In exchange for shares in Bio-Bridge Science, each received shares of common stock of registrant as set forth below.

NAME(1)                      NUMBER OF SHARES OF COMMON STOCK
-------                      --------------------------------
Dr. Liang Qiao               13,750,000
Wenhui Qiao                  825,000
Isao Arimoto                 2,125,000
Shyh-Jing (Philip) Chiang    786,111

      (1) See "Security Ownership of Certain Beneficial Owners and Management" for a listing of all issuer securities owned by these promoters.

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under a license agreement with Loyola University Chicago, our wholly owned subsidiary Bio-Bridge Science Corporation has obtained exclusive rights to this technology for use in our future products within the United States, Japan and PRC. This license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier by us with prior notice or by Loyola University in the event we do not make any effort to market the product after five years from the date on which the U.S., Japan or China grant us a permit for production. See "Business--Intellectual Property." Pursuant to this agreement, Loyola is entitled to receive a royalty of four percent from the net profit for all uses of the licensed technology, including uses under sublicenses. To date, we have not generated any revenues from the sale of any products under development, nor any revenues from sublicenses.

Our director, Wenhui Qiao, is president of our wholly-owned subsidiary Bio-Bridge Science (Beijing). In April 2002, Bio-Bridge Science Corporation, or Bio-Bridge Science Corp. signed a sublicense agreement with Bio-Bridge Science (Beijing). Under the terms of the agreement, Bio-Bridge Science Corp, granted an exclusive license to Bio-Bridge Science Beijing within mainland China. The term of the license agreement is 10 years. There are no royalty fees nor one-time costs owed to us under this agreement.

Office Lease in Beijing, China

In July 2004, from one of our directors, Wenhui Qiao, and his wife, Mingjin Yu, lease office space for our office located in Beijing, China. The monthly rent is $1,500. The rental rate is at the housing rental market rate in Chaoyang District, Beijing.

Salary Deferral

At our request, part of Mr. Kevin Lee's 2004 and 2005 salary was deferred. As of December 31, 2005, the total salary deferral amount for Mr. Lee was $45,000.

ITEM 13- EXHIBITS

The following documents are filed as part of this report:

(1) Financial Statements - See Index to Consolidated Financial Statements under
Item 7 above.

(2) Exhibits - See Index to Exhibits following the signatures to this report.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2005 and December 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                   December 31, 2005       December 31, 2004
                                   -----------------       -----------------

(i)     Audit Fees                    $    77,500             $   45,890
(ii)    Audit Related Fees
(iii)   Tax Fees
(iv)    All Other Fees


The board of directors serves as the function of audit committee.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BIO-BRIDGE SCIENCE, INC.


                                   By:
                                       --------------------------
                                       Liang Qiao, M.D.
                                       Chief Executive Officer

Dated: March __, 2006


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Name                                       Title                             Date
/s/ Liang Qiao                            Chief Executive Officer, Secretary and       March __, 2006
--------------------------------          Chairman of the Board (Principal Executive
Liang Qiao, M.D.                          Officer)

/s/ Chuen Huei (Kevin) Lee                Chief Financial Officer (Principal           March __, 2006
--------------------------------          Financial and Accounting Officer)
Chuen Huei (Kevin) Lee

/s/ Wenhui Qiao                           President and Director                       March __, 2006
--------------------------------
Wenhui Qiao

/s/ Shyh-Jing (Philip) Chiang             Director                                     March __, 2006
--------------------------------
Shyh-Jing (Philip) Chiang

/s/ Isao Arimoto                          Vice President and Director                  March __, 2006
--------------------------------
Isao Arimoto

/s/ Toshihiro Komoike                     Director                                     March __, 2006
--------------------------------
Toshihiro Komoike


                                  Exhibit Index

2.1* Agreement for the exchange of shares by and among the registrant, Bio-Bridge Science Corporation and the shareholders of record of Bio-Bridge Science Corporation, dated November 4, 2004

3.1(i)*  Certificate of incorporation of the registrant

3.1(ii)* Bylaws of the registrant

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

10.4* Lease between Bio-Bridge Science Corporation and SFERS Real Estate K Limited Partnership, dated July 30, 2004

10.5* Agreement between Bio-Bridge Beijing Science Corporation and Beijing Institute of Radiation Medicine, dated May 6, 2004

10.6* Land Use Right Agreement between Bio-Bridge Science (Beijing) Co. Ltd. and Beijing Airport High-Tech Park Co. Ltd., dated May 28, 2003.

10.7* Agreement between Bio-Bridge Beijing Science Corporation and Beijing Institute of Radiation Medicine, dated May 12, 2004.

10.8** Exclusive Agency Agreement between Registrant and Xinhua Surgical Instruments Co., Ltd. dated November 16, 2005

10.9*** Investment Agreement between Registrant and Dutchess Private Equities Fund, L.P. dated November 29, 2005.

10.10*** Registration Rights Agreement between Registrant and Dutchess Private
         Equities Fund, L.P. dated November 29, 2005.

10.11    Code of Ethics

*Previously filed with the Securities and Exchange Commission pursuant to Registration Statement No. 333-121786.
** Previously filed with the Securities and Exchange Commission in a Form 8-K filed November 11, 2005.
*** Previously filed with the Securities and Exchange Commission in a Form 8-K filed December 2, 2005.

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS


PAGE 1      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE 2      CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2005 AND 2004

PAGE 3 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH DECEMBER 31, 2005

PAGE 4 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH DECEMBER 31, 2005

PAGE 5 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH DECEMBER 31, 2005

PAGE 6-29   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
            DECEMBER 31, 2005 AND 2004

To the Board of Directors and Shareholders of Bio-Bridge Science Inc.

We have audited the accompanying consolidated balance sheets of Bio-Bridge Science Inc. and Subsidiaries (a development stage company) as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for the years ended December 31, 2005 and 2004, and for the period from February 11, 2002 (Inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Bridge Science Inc. and Subsidiaries (a development stage company) as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and for the period from February 11, 2002 (Inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no established source of revenue and has incurred accumulated losses and negative cash flows from operations since inception of $2,567,026 and $1,605,982, respectively, as of December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 1. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.

Los Angeles, Ca.
March 14, 2006

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004

                                     ASSETS

                                                                             2005           2004
                                                                          -----------    -----------
CURRENT ASSETS
  Cash and cash equivalents                                               $   385,646    $   495,805

  Prepaid expenses and other current assets                                     5,513         19,538

  Note receivable, net of discount                                             39,025
                                                                          -----------    -----------
      Total Current Assets                                                    430,184        515,343

ADVANCE TO CONSTRUCTION CONTRACTOR                                               --          362,472

FIXED ASSETS, NET                                                              28,830         18,599

NOTE RECEIVABLE, NET OF DISCOUNT                                                 --           37,893

CONSTRUCTIONS IN PROGRESS                                                     947,246         81,133

LAND USE RIGHT, NET OF CURRENT PORTION                                        364,190        370,894
                                                                          -----------    -----------

     TOTAL ASSETS                                                         $ 1,770,450    $ 1,386,334
                                                                          ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued expenses and other payables                                     $   129,369    $    67,143
                                                                          -----------    -----------
      Total current liabilities                                               129,369         67,143
                                                                          -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stock, $0.001 par value,
  authorized 5,000,000 shares, none issued                                       --             --
 Common stock, $0.001 par value, 100,000,000 shares authorized,
  32,451,537 and 30,271,590 shares issued and outstanding, respectively        32,452         30,272
 Additional paid-in capital                                                 4,658,743      2,995,342
 Deferred compensation                                                       (508,698)      (390,890)
 Stock to be issued, 328,116 shares                                               328           --
 Accumulated other comprehensive gain (loss)                                   25,282         (1,600)
 Deficit accumulated during the development stage                          (2,567,026)    (1,313,933)
                                                                          -----------    -----------

Total Shareholders' Equity                                                  1,641,081      1,319,191
                                                                          -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 1,770,450    $ 1,386,334
                                                                          ===========    ===========

        See accompanying notes to the consolidated financial statements.

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
        FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD
          FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH DECEMBER 31, 2005

                                                                                        For the Period
                                                                                        from February 11,
                                                         For the Year    For the Year   2002 (Inception)
                                                        Ended December  Ended December  through December
                                                           31, 2005        31, 2004        31, 2005
                                                         ------------    ------------    ------------
REVENUE                                                  $       --      $       --      $       --

Research and development cost                                 (81,425)       (109,835)       (221,999)

General and administrative expenses                        (1,178,534)       (833,642)     (2,352,850)
                                                         ------------    ------------    ------------

LOSS FROM OPERATIONS                                       (1,259,959)       (943,477)     (2,574,849)

INTEREST INCOME                                                 6,866           1,336          10,119

LOSS ON SALE OF INVESTMENT                                       --            (2,296)         (2,296)
                                                         ------------    ------------    ------------

NET LOSS                                                   (1,253,093)       (944,437)     (2,567,026)

FOREIGN CURRENCY TRANSLATION GAIN (LOSS)                       26,882            (457)         25,282
                                                         ------------    ------------    ------------

COMPREHENSIVE LOSS                                       $ (1,226,211)   $   (944,894)   $ (2,541,744)
                                                         ============    ============    ============

LOSS PER SHARE, basic and diluted                        $      (0.04)   $      (0.03)
                                                         ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING, basic and diluted     31,224,877      28,785,388
                                                         ============    ============

        See accompanying notes to the consolidated financial statements.

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH
                                DECEMBER 31, 2005

                                                                                                             Common     Accumulated
                                                                             Additional                       Stock        Other
                                                       Common Stock            Paid-in        Deferred        To be    Comprehensive
                                                   Shares         Amount       Capital      Compensation     Issued     Gain (Loss)
                                                 -----------   -----------   -----------    -----------    ----------   -----------
Issuance of 13,750,000 shares at $0.00004         13,750,000   $    13,750   $   (13,200)   $      --      $     --     $      --

Issuance of 7,461,090 shares at $0.0468            7,461,090         7,461       341,719           --            --            --

Issuance of 1,875,000 shares at $0.12              1,875,000         1,875       223,125           --            --            --

Foreign currency translation loss                       --            --            --             --            --            (499)

Net loss                                                --            --            --             --            --            --
                                                 -----------   -----------   -----------    -----------    ----------   -----------

BALANCE DECEMBER 31, 2002                         23,086,090        23,086       551,644           --            --            (499)

Issuance of 3,508,425 shares at $0.12              3,508,425         3,509       417,502           --            --            --

Issuance of 201,200 shares at $0.32                  201,200           201        64,186           --            --            --

Foreign currency translation loss                       --            --            --             --            --            (644)

Net loss                                                --            --            --             --            --            --
                                                 -----------   -----------   -----------    -----------    ----------   -----------

BALANCE DECEMBER 31, 2003                         26,795,715        26,796     1,033,332           --            --          (1,143)

Issuance of 434,600 shares at $0.12                  434,600           435        51,715           --            --            --

Issuance of 1,125,275 shares at $0.32              1,125,275         1,125       358,961           --            --            --

Issuance of 1,616,000 shares at $0.50              1,616,000         1,616       806,382           --            --            --

Fair market value of Stock options granted for
services                                                --            --         695,052           --            --            --

Fair value of  shares issued for services            100,000           100        49,900           --            --            --

Exercise of options                                  200,000           200          --             --            --            --

Deferred consulting expenses                            --            --            --         (390,890)         --            --

Foreign currency translation loss                       --            --            --             --            --            (457)

Net loss                                                --            --            --             --            --            --
                                                 -----------   -----------   -----------    -----------    ----------   -----------

BALANCE DECEMBER 31, 2004                         30,271,590   $    30,272   $ 2,995,342    $  (390,890)   $    --      $    (1,600)

                                                   Deficit
                                                 Accumulated
                                                 During the
                                                 Development
                                                    Stage            Total
                                                 -----------    ------------
Issuance of 13,750,000 shares at $0.00004        $      --      $       550

Issuance of 7,461,090 shares at $0.0468                 --          349,180

Issuance of 1,875,000 shares at $0.12                   --          225,000

Foreign currency translation loss                       --             (499)

Net loss                                            (114,476)      (114,476)
                                                 -----------    ------------

BALANCE DECEMBER 31, 2002                           (114,476)       459,755

Issuance of 3,508,425 shares at $0.12                   --          421,011

Issuance of 201,200 shares at $0.32                     --           64,387

Foreign currency translation loss                       --             (644)

Net loss                                            (255,020)      (255,020)
                                                 -----------    ------------

BALANCE DECEMBER 31, 2003                           (369,496)       689,489

Issuance of 434,600 shares at $0.12                     --           52,150

Issuance of 1,125,275 shares at $0.32                   --          360,086

Issuance of 1,616,000 shares at $0.50                   --          807,998

Fair market value of Stock options granted for
services                                                --          695,052

Fair value of  shares issued for services               --           50,000

Exercise of options                                     --              200

Deferred consulting expenses                            --         (390,890)

Foreign currency translation loss                       --             (457)

Net loss                                            (944,437)      (944,437)
                                                 -----------    ------------

BALANCE DECEMBER 31, 2004                        $(1,313,933)   $ 1,319,191

        See accompanying notes to the consolidated financial statements.

                                                                                                           Common      Accumulated
                                                                             Additional                     Stock          Other
                                                        Common Stock           Paid-in       Deferred       To be      Comprehensive
                                                    Shares        Amount       Capital     Compensation     Issued       Gain (Loss)
                                                 -----------   -----------   -----------   ------------   -----------  -------------
BALANCE DECEMBER 31, 2004                         30,271,590   $    30,272   $ 2,995,342   $   (390,890)  $      --    $     (1,600)

Issuance of 2,179,947 shares at $0.50              2,179,947         2,180     1,087,794           --            --            --

Stock options issued for services                       --            --          34,935        (34,935)         --            --

Stock options granted to employees and officers                                  680,604       (680,604)         --

Amortization of deferred consulting and
compensation expenses                                   --            --            --          458,127          --            --

Return of options                                       --            --        (139,604)       139,604          --            --

Exercise of options                                     --            --            (328)          --             328          --

Foreign currency translation loss                       --            --            --             --            --          26,882

Net loss                                                --            --            --             --            --            --
                                                 -----------   -----------   -----------   ------------   -----------  ------------

BALANCE DECEMBER 31, 2005                         32,451,537   $    32,452   $ 4,658,743   $   (508,698)  $       328  $     25,282
                                                 ===========   ===========   ===========   ============   ===========  ============

                                                   Deficit
                                                 Accumulated
                                                 During the
                                                 Development
                                                    Stage          Total
                                                 -----------    -----------
BALANCE DECEMBER 31, 2004                        $(1,313,933)   $ 1,319,191
                                                                -----------

Issuance of 2,179,947 shares at $0.50                   --        1,089,974

Stock options issued for services                       --             --

Stock options granted to employees and officers                        --

Amortization of deferred consulting and
compensation expenses                                   --          458,127

Return of options                                       --             --

Exercise of options                                     --             --

Foreign currency translation loss                       --           26,882

Net loss                                          (1,253,093)    (1,253,093)
                                                 -----------    -----------

BALANCE DECEMBER 31, 2005                        $(2,567,026)   $ 1,641,081
                                                 ===========    ===========

        See accompanying notes to the consolidated financial statements.

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD
          FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH DECEMBER 31, 2005

                                                                                                 For the Period
                                                                                                 From February
                                                                                    For the        11, 2002
                                                                   For the Year      Year         (Inception)
                                                                     Ended           Ended          Through
                                                                   December 31,     December      December 31,
                                                                      2005           31 2004          2005
                                                                   -----------     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                          $(1,253,093)    $  (944,437)   $(2,567,026)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation                                                            6,803           3,603         12,613
 Amortization of land use right                                         15,982          15,774         39,647
 Non cash stock compensation expense                                   458,127         304,162        762,289
 Stock issued for services                                                --            50,000         50,000
 Loss on sale of investment                                               --             2,296          2,107
 (Increase) decrease in prepaid expense and other assets                12,893          45,410        (34,981)
 Increase in accrued expenses and other payable                         62,226          62,809        129,369
                                                                   -----------     -----------    -----------
     Net Cash Used In Operating Activities                            (697,062)       (460,383)    (1,605,982)
                                                                   -----------     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of land use right                                               --              --         (394,559)
 Increase in construction in progress                                 (866,113)        (57,641)      (937,980)
 Purchase of fixed assets                                              (17,034)         (4,897)       (41,443)
 Purchase of investment                                                   --           (40,000)       (40,000)
 Advance payment to a construction contractor                          362,472        (362,472)          --
 Advance to employees                                                     --           (19,070)        19,070
                                                                   -----------     -----------    -----------
      Net Cash Used In Investing Activities                           (520,675)       (484,080)    (1,394,912)
                                                                   -----------     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock                                  1,089,974       1,220,434      3,370,536
                                                                   -----------     -----------    -----------
      Net Cash Provided By Financing Activities                      1,089,974       1,220,434      3,370,536
                                                                   -----------     -----------    -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (127,763)       275,971        369,642

 Effect of exchange rate changes on cash                                17,604            (457)        16,004
 Cash and cash equivalents, beginning of period                        495,805         220,291           --
                                                                   -----------     -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   385,646     $   495,805    $   385,646
                                                                   ===========     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest Paid                                                     $      --       $      --      $      --
                                                                   ===========     ===========    ===========
 Income taxes Paid                                                 $      --       $      --      $      --
                                                                   ===========     ===========    ===========

In 2004, the Company disposed of its investment in Aegir Ventures Inc. in exchange for a $40,000 unsecured, non interest bearing promissory note that matures in 2006. The company valued the note at its present value of $37,704 at the date of disposition, resulting in a loss of $2,296.

        See accompanying notes to the consolidated financial statements.

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

      Bio-Bridge Science, Inc. (a development stage company) ("the Company") was incorporated in the State of Delaware on October 26, 2004 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. The Company's fiscal year end is December 31.

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

      On April 12, 2004, the Company acquired Aegir Ventures Inc., a company incorporated in Delaware. This Company had no operations during the period from the acquisition to November 26, 2004, and was disposed of on November 26, 2004 (See Note 5).

      The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. Furthermore, the Company has generated no revenue and has incurred accumulated losses and negative cash flows from operations of $3,049,941 and $1,605,982, respectively, since inception. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations.

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
           FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH
                               DECEMBER 31, 2005


1.    ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

      The uncertainty related to these conditions raises substantial doubt about the Company's ability to continue as going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      During the next 12 months, the Company intends to raise capital through an offering of its securities or from loans to continue research and development of HIV-PV Vaccine I in China as well as complete the construction of its laboratory in China and continue operations beyond August 2006. On November 29, 2005, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, LP, a Delaware limited partnership based in Boston ("Dutchess"). Under the terms of the Agreement, Dutchess has agreed to purchase from the Company up to $10,000,000 of the Company's common stock over a 24-month period. From January 1, 2005 to December 31, 2005, the Company issued 2,179,947 shares of its common stock to fifty investors pursuant to Regulation S under the Securities Act of 1933, and raised gross proceeds of $1,089,974. At this time, the Company is unable to determine when the HIV-PV Vaccine I will become fully developed, manufactured and sold. The Company does not expect to generate any significant revenues in the next 12 months. If the Company fails to obtain financing, either through an offering of our securities or by obtaining additional loans from Dutchess or other sources, we may be unable to continue our operations.


2.    SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

      (a)   Principles of Consolidation

            The consolidated financial statements include the accounts of Bio-Bridge Science Inc. and its wholly owned subsidiaries, Bio-Bridge Science Corp. and Bio-Bridge Science (Beijing) Corp.

            The Company's acquisition of Aegir Ventures Inc. was recorded at cost, and accounted for as an investment as it did not operate and was disposed of on November 26, 2004 (See Note 5).

            Inter-company accounts and transactions have been eliminated in consolidation.

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
           FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH
                               DECEMBER 31, 2005


2.    SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

      (b)   Economic and Political Risks

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

      (c)   Use of Estimates

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

      Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


2.    SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

      (d)   Fixed Assets

      Fixed assets are stated at cost. Depreciation is provided over the estimated useful lives of the related assets, using the straight-line method. Estimated useful lives are as follows:

                  Motor vehicles                     5 years
                  Furniture and fixtures             5 years

      The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

      (e)   Land Use Right

      Land use right represents the right to use and lease land in the PRC. The cost of such acquired right has been capitalized, and is being amortized using the straight-line method over twenty five years, the operating tenure of Bio-Bridge Science, Beijing. (See note 4).

      (f)   Construction in Progress

      Construction in progress represents direct costs of constructing our facility in the PRC. Capitalization of these costs will cease and the construction in progress will be transferred to fixed assets when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation will be provided until the facility is completed and ready for its intended use. (See note 10)

      (g)   Cash and Cash Equivalents

      For financial reporting purpose, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. Cash of the Bio-Bridge Science (Beijing) Corporation, a subsidiary of the Company, is held in accounts at financial institutions, which are located in the PRC. The Company and subsidiaries have not experienced any losses in such accounts and do not believe that cash is exposed to any significant credit risk. All of BBS Beijing's cash on hand and certain bank deposits are denominated in Renminbi ("RMB") in the amount of $149,723 at December 31, 2005 have been translated at the exchange rate at the end of the period (See Note 2(j)).

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


2.    SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

      (h)   Fair Value of Financial Instruments

      The carrying value of financial instruments including cash and cash equivalents, prepaid expenses, note receivable and other current assets, accrued expenses and other payables, approximates their fair value at December 31, 2005 and 2004 due to the relatively short-term nature of these instruments. The Company's investment in its Note Receivable has been discounted to its present value based upon current market rates.

      (i)   Foreign Currency Translation

      The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi
      (RMB). The consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

                                                     2005        2004
                                                  ----------  ----------
         Year end RMB : US$ exchange rate           8.0702      8.2765
         Average yearly RMB : US$ exchange rate     8.1734      8.2766

      The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

      (j)   Income Taxes

      The Company accounts for income tax using the liability method that allows for recognition of deferred tax benefits in future years. Under the liability method, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future utilization is uncertain.

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


2.    SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

      (k)   Comprehensive Income

      Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is a foreign currency translation adjustment.

      (l)   Loss Per Share

      Basic loss per share has been computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) or warrants. As of December 31, 2005 common stock equivalents consist of 2,837,675 options that each convert into one share of the Company's common stock. For the years ended December 31, 2005 and 2004, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

      (m)   Stock-Based Compensation

      The Company accounts for stock option and warrant grants issued to employees and non-employees using the guidance of the revised SFAS No. 123, "Accounting for Stock-Based Compensation" and EITF No. 96-18:
      "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," whereby the fair value of such option and warrant grants is determined using the Black-Scholes option pricing model at the date of grant.

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


2.    SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

      (n)   Recent Accounting Pronouncements

      In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin No. 105 ("SAB 105"), "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB105 is effective for derivative instruments, entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The implementation of the above is not expected to have a significant effect on the Company's consolidated financial statements

      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs". This Statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for us in the first quarter of 2006. The implementation of the above provisions is not expected to have a significant effect on the Company's consolidated financial statements

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions", to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after June 15, 2005. The Company does not routinely enter into nonmonetary exchanges. Accordingly, the Company does not expect the adoption of SFAS 153 will have a significant effect on the Company's financial statement presentation or disclosures.

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


2.    SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

      In December 2004, the FASB issued a revised SFAS No. 123, "Accounting for Stock-Based Compensation", which supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award
      - the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005. The Company has already adopted SFAS No. 123R in accounting for stock-based compensation in the fourth quarter and as a result, the adoption of 123R will not have a material effect on the Company's financial statements.


3.    FIXED ASSETS

      Fixed assets consist of the following at December 31, 2005 and 2004:

                                                      2005           2004
                 Motor vehicles                  $     14,500   $     14,138

                 Furniture and fixtures                26,943         10,271
                                                 ------------   ------------
                                                       41,443         24,409
                 Less accumulated depreciation         12,613          5,810
                                                 ------------   ------------

                 Fixed assets, net               $     28,830   $     18,599
                                                 ============   ============

      Depreciation expense for the years ended December 31, 2005 and 2004 was $6,803 and $3,603, respectively.

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


4.    LAND USE RIGHT

      In July 2003, the Company obtained a land use right to build a research factory in Beijing, PRC for an amount of $394,559. This type of arrangement is common for the use of land in the PRC. This amount has been capitalized and is being amortized over the twenty-five years, the term of the Company's business license.

      Land use right as of December 2005 and 2004, consisted of the following:


                                                     2005            2004
         Cost                                    $    403,837   $    394,559
         Less accumulated amortization                 39,647         23,665
                                                 ------------   ------------

         Net land use rights                     $    364,190   $    370,894
                                                 ============   ============

      The expected amortization of the land use right over each of the next five years and thereafter is summarized as follows:

               Year ending December 31,                      Amount
                                                          -------------

               2006                                       $     15,982
               2007                                             15,982
               2008                                             15,982
               2009                                             15,982
               2010                                             15,982
               Thereafter                                      284,280
                                                          -------------

                                                          $    364,190
                                                          =============


5.    LOSS ON INVESTMENT

      On April 12 2004, the Company acquired 100% of the outstanding shares of Aegir Ventures Inc. ("Aegir"), a public company incorporated in the State of Delaware for consideration of $40,000. Aegir Ventures Inc. had no assets or liabilities as of the acquisition date. On November 26, 2004, the Company sold to Nakagawa Corporation ("Nakagawa"), a Japan corporation, all of the issued and outstanding shares of Aegir for a $40,000 unsecured, non interest bearing promissory note, payable on or before November 26, 2006. The company valued the note at its present value of $37,704 at the date of the sale, resulting in a loss of $2,296 that has been reflected as a loss from investment in the accompanying statement of operations for the year ended December 31, 2004.

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


6.    CAPTIAL STOCK

      Capital Stock

      The Company is authorized to issue 100,000,000 shares of common stock, par value $0.001 per share.

      Preferred Stock

      Pursuant to the Company's certificate of incorporation, its board of directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of undesignated preferred stock, par value $0.001 per share. As of December 31, 2005, no shares of preferred stock have been issued. The Company's board will also have the authority, without the approval of the stockholders, to fix the designations, powers, preferences, privileges and relative, participating, optional or special rights and the qualifications, limitations or restrictions of any preferred stock issued, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the common stock. Preferred stock could thus be issued with terms that could delay or prevent a change in control of our company or make removal of management more difficult. In addition, the issuance of preferred stock may decrease the market price of the common stock and may adversely affect the voting and other rights of the holders of common stock.


7.    INCOME TAXES

      (a)   Corporation Income Tax ("CIT")

      In accordance with the relevant tax laws and regulations of PRC, the applicable corporation income tax rate for the subsidiary is 15%. The Company is entitled to full exemption from CIT for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. The Company suffered continuing loss from its inception, and the taxable net operating losses are $889,786 at December 31, 2005. A valuation allowance has been provided for 100% of the future tax savings because its realization is not predicable.

      The foreign net losses carried forward will expire five years when they arose. The expiring amounts for the five years after 2005 are as follows:

               Expired year          Amount
               ------------     --------------

                   2006         $         --
                   2007                   --
                   2008                 96,076
                   2009                139,074
                   2010                385,088
                   2011                269,548
                                --------------
                  Total         $      889,786
                                ==============

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


7.    INCOME TAXES (CONTINUED)

      Significant components of the Company's deferred income tax assets at December 31, 2005 and 2004 are as follows:

                                                  2005         2004
                                                ---------    ---------
           Deferred income tax asset:
           Amortization of land use right       $   2,428    $   2,367
           Other                                    1,487        1,183
           Net operating loss carried forward     133,468       93,036
           Valuation allowance                   (137,383)     (96,586)
                                                ---------    ---------

           Net deferred income tax asset        $    --      $    --
                                                =========    =========

      The Company's income tax expense differs from the "expected" tax benefit for the years ended December 31, 2005 and 2004 (computed by applying the CIT rate of 15 percent to loss before income taxes) as follows:


                                                  2005          2004
                                                ---------    ---------

           Computed "expected" benefit          $ 187,964      141,665
           Timing difference                         --          3,550
           Valuation allowance difference        (187,964)     (61,313)
           Permanent difference                      --        (83,902)
                                                ---------    ---------
           Income tax expense                   $    --      $    --
                                                =========    =========

      At present, the Company is not a U.S. taxpayer.

      (b)   Value added tax ("VAT")

      In accordance with the relevant tax laws in the PRC, VAT is levied at 17% on the invoiced value of sales and is payable by the consumer. The Company is required to remit the VAT collected to the tax authority, but may deduct therefore the VAT it has paid on eligible purchases.

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


8.    SHAREHOLDER'S EQUITY

      ISSUANCE OF COMMON STOCK FOR CASH

      The following represents transactions involving the purchases of the Company's common stock for cash categorized by period (for the period from the date of inception to December 31, 2005):

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

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


8.    SHAREHOLDER'S EQUITY (CONTINUED)

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

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


8.    SHAREHOLDER'S EQUITY (CONTINUED)

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

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


8.    SHAREHOLDER'S EQUITY (CONTINUED)

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

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

8.    SHAREHOLDER'S EQUITY (CONTINUED)

      2005:

      ISSUANCE OF 2,179,947 SHARES AT $0.50 FOR TOTAL CONSIDERATION OF
      $1,089,974

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

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


8.    SHAREHOLDER'S EQUITY (CONTINUED)

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

      EXERCISE OF STOCK OPTIONS

      2004:

      On December 1, 2004, 200,000 shares of common stock were issued at $0.001 per share for a cash payment of $200 from an exercise of stock options.

      2005:

      During 2005, 328,116 options were exercised by the holders (including 300,000 options owned by Columbia China Capital Group). The shares were not issued by the transfer agent as of December 31, 2005 and, therefore, have been reflected as common stock to be issued in the accompanying balance sheet.

      ISSUANCES OF OPTIONS AND WARRANTS

      During 2004, the Company issued to Columbia China Capital Group, Inc. an option to purchase 1,342,675 shares of common stock at $.001 per share to be exercised within a three-year period in consideration for financial consulting services to be provided over a two-year period. The options granted were granted outside the Company's stock option plan. On December 1, 2004, 200,000 of these options were exercised. The options were valued at their fair value of $670,098 at the date of grant, which was determined by the Black-Scholes valuation method using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 85% based on recent history of the stock price in the industry. The Company revalued the fair value of the options at the end of each reporting period in accordance with EITF 96-18 and determined there was no significant change to the initial valuation. The value of the options issued was reflected by the company as deferred compensation and was being amortized over the two- year term of the service agreement. Amortization for such amount was $251,287 in 2005 and $279,208 in 2004, and was reflected in the accompanying statement of operations for each period, respectively.

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


8.    SHAREHOLDER'S EQUITY (CONTINUED)

      On October 18, 2005, the Company reached agreement with Columbia China Capital Group, Inc. to withdraw 350,000 options due to the consultant's failing to provide certain services provided for in the financial services consulting agreement. As such, the remaining unamortized balance of deferred compensation of $139,604 was charged to operations during the year ended December 31, 2005. On October 17, 2005, Columbia China Capital Group, Inc. exercised 300,000 of these options.

      On December 1, 2004, the Company issued 100,000 shares of its common stock and an option to purchase an additional 50,000 shares of its common stock at $.001 per share to Richardson & Patel, LLC in consideration for past legal services. The shares issued were valued at $50,000, their fair value at the date of issuance. The options granted were valued at $24,954 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 85 percent based on recent history of the stock price in the industry. The value of the options $24,954 was reflected as a consulting expense in 2004.

      On July 1, 2005, the Company issued to two individual consultants an option to purchase 20,000 shares of common stock at $.001 per share to be exercised within a three-year period in consideration for scientific advisory service to be provided over a one-year period, and all of these shares were exercised at the same time when they were granted. The options granted were valued at $9,982 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The Company revalued the fair value of the options at the end of each reporting period in accordance with EITF 96-18 and determined there was no significant change to the initial valuation. The value of the options issued was reflected as deferred compensation and is being amortized over the one- year term of the service agreement. For year ended December 31, 2005, $4,991 has been amortized and included in the accompanying statement of operations, and $4,991 is reflected as deferred compensation in the accompanying statement of shareholders' equity as of December 31, 2005.

      On October 14, 2005, the Company issued to Mr. Liang Qiao, MD, the Company's chief executive officer, an option to purchase 600,000 shares of common stock at $0.55 per share to be exercised with a ten-year (10) period. The options granted were valued at $157,770 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of four years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options will be amortized over the three year vesting period. For year ended December 31, 2005, $13,148 has been amortized and included in the accompanying statement of operations, and $144,623 is reflected as deferred compensation in the accompanying statement of shareholders' equity as of December 31, 2005.

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


8.    SHAREHOLDER'S EQUITY (CONTINUED)

      On October 14, 2005, the Company issued to 25 employees options to purchase 1,345,000 shares of common stock at $0.5 per share to be exercised with a ten-year (10) period. The options granted were valued at $369,045 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 4 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options will be amortized over the three year vesting period. For year ended December 31, 2005, $30,754 has been amortized and included in the accompanying statement of operations, and $338,292 is reflected as deferred compensation in the accompanying statement of shareholders' equity as of December 31, 2005.

      On November 2, 2005, the Company issued to Mr. Wenhui Qiao(the Company's director and president) and Mr. Chuen Huei (Kevin) Lee (the Company's CFO) an option to purchase 300,000 shares of common stock at $0.001 per share. The options granted were valued at $149,738 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 4 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the stock options of $149,738 was reflected as consulting expense in 2005.

      On November 2, 2005, the Company issued to Adam Friedman Associates, LLC, the Company's investor relations consultant, an option to purchase 50,000 shares of common stock at $.001 per share to be exercised within a one-year period in consideration for financial consulting service to be provided over a one-year period. The options granted were valued at $24,952 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 1.5 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options was reflected by the company as deferred compensation and is being amortized over the one- year term of the service agreement. For year ended December 31, 2005, $4,159 has been amortized and included in the accompanying statement of operations, and $20,794 is reflected as deferred consulting in the accompanying statement of shareholders' equity as of December 31, 2005.

      On November 2, 2005, the Company issued to Ms. Ma Suifang, the Company's financial consultant, an option to purchase 8,116 shares of common stock at $.001 per share. The options granted were valued at $4,051 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the stock options of $4,051 was reflected as consulting expense in 2005.

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


8.    SHAREHOLDER'S EQUITY (CONTINUED)

      Investment Agreement

      On November 29, 2005, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, LP, a Delaware limited partnership based in Boston ("Dutchess"). Under the terms of the Agreement, Dutchess has agreed to purchase from the Company up to $10,000,000 of the Company's common stock over a 24-month period. After a registration statement covering the resale of up to 2,000,000 shares of the Company's common stock is declared effective, the Company has the right to deliver a put notice and sell to Dutchess (i) $100,000 of its common stock or (ii) 200% of the average daily volume of its for the 10 trading days prior to the put notice date, multiplied by the average of three daily closing bid prices immediately preceding the put date. The purchase price per share identified in each put notice will be equal to 95% of the lowest closing best bid price of the Company's common stock during five trading days after the applicable put notice date. Pursuant to the terms of the Agreement, the Company has the right to control the timing and amount of stock sold to Dutchess. The Company is not entitled to submit a put notice until after the closing of the previous put notice. Pursuant to the Agreement, upon receipt of a put notice, Dutchess will be required to purchase from the Company during the applicable pricing period a number of shares having an aggregate purchase price equal to the lesser of (i) the put amount identified in the put notice, and (ii) 20% of the aggregate trading volume of the Company's common stock during the pricing period multiplied by the lowest closing bid price during the applicable pricing period. In addition, the Agreement requires the Company to pay a registered broker dealer 2.5% of the put amount on each draw toward the placement agent fee up to a total cumulative amount of $10,000. The Agreement terminates upon the earlier to occur of the following events:
      (i) when Dutchess has purchased an aggregate $10,000,000 in the Company's common stock, or an aggregate of 2,000,000 shares of the Company's common stock; and (ii) on the date which is 24 months after the effective date of the registration statement.

      On November 29, 2005, the Company and Dutchess entered into a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Company is required to file a registration statement within 30 days for purposes of registering the resale of 2,000,000 shares of common stock to be issued under the terms of the Agreement. Other than in respect of this transaction, there are no material relationships between the Company and Dutchess, or their respective affiliates.

      The company has filed with the SEC a registration statement on Form SB-2 under the Securities Act with respect to the common stock being offered in this offering on December 30, 2005.

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


9.    STOCK OPTION PLAN

      On December 1, 2004, the Company approved and adopted the 2004 Stock Incentive Plan. The 2004 stock incentive plan provides for the grant of incentive stock options to our employees, and for the grant of non-statutory stock options, restricted stock, stock appreciation rights and performance shares to our employees, directors and consultants. The Company has reserved a total of 2,000,000 shares of its common stock for issuance pursuant to the 2004 stock incentive plan. The 2004 stock incentive plan does not provide for automatic annual increases in the number of shares available for issuance under the plan. As of December 31, 2005, 1,965,000 options had been granted under this plan, and an additional 358,116 options have been granted outside of the plan.

      The administrator determines the exercise price of options granted under our 2004 stock incentive plan, but the exercise price must not be less than 85% of the fair market value of our common stock on the date of grant. In the event the participant owns 10% or more of the voting power of all classes of our stock, the exercise price must not be less than 110% of the fair market value per share of our common stock on the date of grant. With respect to all incentive stock options, the exercise price must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed 10 years, except with respect to any participant who owns 10% of the voting power of all classes of our outstanding stock or the outstanding stock of any parent or subsidiary of ours, which the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator determines the term of all other options; however, no option will have a term in excess of 10 years from the date of grant.

      The following table summarizes the stock option activity under the plan and non plan issuances:

                                                          Options Granted   Weighted Average
                                                                             Exercise Price
                                                          ---------------   ----------------
             Outstanding at December 31, 2003 and prior              --                --
             Granted                                            1,392,675   $          0.001
             Exercised                                            200,000   $          0.001
             Returned                                                --                --
                                                          ---------------
             Outstanding at December 31, 2004                   1,192,675   $          0.001
                                                          ---------------
             Granted                                            2,323,116   $          0.44
             Exercised                                           (328,116)  $          0.001
             Returned                                            (350,000)  $          0.001
                                                          ---------------
             Outstanding at December 31, 2005                   2,837,675   $          0.36
                                                          ===============

             Exercisable at December 31, 2005                   1,054,758   $          0.36
                                                          ===============
             Options granted in excess of shares available           --                --
             at December 31, 2005
                                                          ===============

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


9.    STOCK OPTION PLAN (CONTINUED)

      The following table summarizes information about stock options outstanding as of December 31, 2005:

                                               Options Outstanding                            Options Exercisable
      -------------------------------------------------------------------------------------------------------------------
       Range of Exercise     Number of    Weighted Average       Weighted Average        Number of     Weighted Average
             Prices            Shares      Exercise Price     Remaining Contractual       Shares        Exercise Price
                                                                 Life (in years)
      --------------------- ------------- ------------------ ------------------------- -------------- -------------------
        $0.001 to $0.55      2,837,675          $0.36                   3                1,054,758          $0.36
                            -------------                                              --------------
                            -------------                                              --------------
                             2,837,675                                                   1,054,758
                            =============                                              ==============

      Information relating to stock options at December 31, 2005 summarized by exercise price is as follows:

                                                Outstanding                                    Exercisable
      -------------------------------------------------------------------------------------------------------------------
      Exercise price per     Number of    Life ( years)       Exercise price        Number of        Weighted average
             share            shares                                                  shares          exercise price
      -------------------- -------------- --------------- ----------------------- --------------- -----------------------
            $0.001            842,675           2                 $0.001             842,675              $0.001
            $0.001            50,000            1                 $0.001              50,000              $0.001
             $0.5            1,345,000          3                  $0.5              112,083               $0.5
             $0.55            600,000           3                 $0.55               50,000              $0.55

                           --------------                                         ---------------
        $0.001 to $0.55      2,837,675          3                 $0.36             1,054,758             $0.36
                           ==============                                         ===============


10.   COMMITMENTS AND CONTINGENCIES

      Lease commitment

      As of December 31, 2005, the Company had remaining outstanding commitments with respect to its non-cancelable operating lease for its office in Oak Brook, IL, of which $26,522 is due in 2006 and $17,960 is due thereafter, and its office in Beijing, PRC (which is leased from Mr. Wenhui Qiao, the Company's director and president), of which $10,644 is due in 2006 and none thereafter.

      Rental expense for the year ended December 31, 2005 and 2004 was $46,887 and $29,417, respectively.

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


10.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Construction commitment

      In May 2003, the Company acquired a land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of HIV-PV Vaccine I. As of December 31, 2005, the Company has received all necessary permits and approvals and construction of the facility had commenced. The Company estimate that the cost of the building and outfitting of the total phase one and phase two of the facility is $3,000,000. The Company expects that the phase one construction and internal purified decoration will be substantially completed by the end of April 2006. The Company also expects that the installation of equipment can be completed by the end of second quarter, 2006. A further outstanding commitment for the construction as of December 31, 2005 is $611,741.

      Royalty and License Arrangements

      Mr. Liang Qiao, M.D., the Company's co-founder and chief executive officer, is one of the two co-inventors of the Company's core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, the Company has obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of December 31, 2005, the Company had not generated any revenues from the sale of any products under development, nor had the Company received any revenues from sublicenses.

      Financial Consulting Contracts

      On September 20, 2005, Adam Friedman Associates, LLC and the Company entered into an investor relations consulting agreement whereby the Company committed to pay $6,500 a month for purchase of financial services during the next 12 months after the agreement. Future annual minimum purchases remaining under the agreement are $56,203 as of December 31, 2005. During 2005, the Company's total purchases under the agreement were $21,797. Also under the agreement, the Company has the right to terminate this Agreement for any reason whatsoever by sixty day written notice to AFA. In the event of such termination, the Company shall be released from all obligations under this Agreement, provided that if such termination occurs during the term the Company agrees to pay AFA for services performed hereunder prior to the date of termination on a pro-rata basis

      Research and development agreements

      On May 6, 2004, Beijing Institute of Radiation Medicine and the Company entered into agreements for pre-clinical animal testing of HIV-PV Vaccine
      I. The aggregate amount for the testing is $122,348 and as of December 31, 2005, the remaining commitment was $48,367.