Form 10QSB
period 2006-03-31
BIO BRIDGE SCIENCE INC
filed 2006-05-17
CIK 1309304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2006

                                       or

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                        Commission File Number: 000-51497


                            BIO-BRIDGE SCIENCE, INC.

        (Exact name of small business issuer as specified in its charter)


         Delaware                                               20-1802936
------------------------------                              -------------------
(State or Other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)


   1211 West 22nd Street, Suite 615
         Oak Brook, Illinois                                     60523
(Address of principal executive offices)                       (Zip Code)
----------------------------------------                       ----------


                                  630-928-0869
                 (Issuer's telephone number including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company: Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of March 31, 2006: 32,815,653 shares

Transitional Small Business Disclosure Format: Yes |_| No |X|

                             Bio-Bridge Science, Inc

                              Index to Form 10-QSB
                                                                            Page

Item 1. Financial Statements                                                  3

        Balance Sheet as of December 31, 2005 and March 31, 2006
        (unaudited)                                                           3

        Unaudited Statements of Operations for the three month periods
        ended March 31, 2006 and 2005                                         4

        Unaudited Statements of Changes in Shareholders' Equity for the
        period from February 11, 2002 (inception) through March
        31, 2006                                                              5

        Unaudited Statements of Cash Flows for the three month periods
        ended March 31, 2006 and 2005                                         7

        Notes to Unaudited Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation            19

Item 3. Controls and Procedures                                              24

Part II Other Information                                                    24

Item 1. Legal Proceedings                                                    24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          24

Item 3. Defaults Upon Senior Securities                                      25

Item 4. Submission of Matters to a Vote of Security Holders                  25

Item 5. Other Information                                                    25

Item 6. Exhibits                                                             25

        SIGNATURES                                                           26

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              March 31,
                                                                2006        December 31,
                                                             (unaudited)       2005
                                                             -----------    -----------
CURRENT ASSETS
  Cash and cash equivalents                                  $   210,489    $   385,646

  Accounts receivable                                                181             --

  Inventory                                                        5,391             --

  Prepaid expenses and other current assets                        5,735          5,513

  Note receivable, net of discount                                39,308         39,025
                                                             -----------    -----------
      Total Current Assets                                       261,104        430,184

DEPOSITS FOR PUCHASE OF EQUIPMENTS                                38,971             --

FIXED ASSETS, NET                                                 27,005         28,830

CONSTRUCTION IN PROGRESS                                       1,358,921        947,246

LAND USE RIGHT, NET OF CURRENT PORTION                           362,533        364,190
                                                             -----------    -----------

TOTAL ASSETS                                                 $ 2,048,534    $ 1,770,450
                                                             ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued expenses and other payables                        $   393,093    $   129,369
                                                             -----------    -----------
      Total current liabilities                                  393,093        129,369
                                                             -----------    -----------

COMMITMENTS AND CONTINGENCIES                                         --             --

SHAREHOLDERS' EQUITY
 Common stock, $0.001 par value, 100,000,000 shares
  authorized, 32,815,653 in 2006 and 32,451,537 in
  2005 shares issued and outstanding, respectively                32,816         32,452
 Additional paid-in capital                                    5,367,175      4,658,743
 Deferred compensation                                          (580,504)      (508,698)
 Subscription receivable                                        (335,885)            --
 Common stock to be issued                                           500            328
 Accumulated other comprehensive gain                             35,664         25,282
 Deficit accumulated during the development stage             (2,864,325)    (2,567,026)
                                                             -----------    -----------

Total Shareholders' Equity                                     1,655,441      1,641,081
                                                             -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 2,048,534    $ 1,770,450
                                                             ===========    ===========

The accompanying notes are an integral part of these financial statements.

                    BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          AND COMPREHENSIVE LOSS FOR THREE MONTHS ENDED MARCH 31, 2006
         AND 2005, AND FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION)
                             THROUGH MARCH 31, 2006

                                                                                          For the Period
                                                                                         From February 11,
                                                         Three months     Three months   2002 (Inception)
                                                        ended March 31,   ended March    Through March 31,
                                                            2006           31, 2005           2006
                                                         ------------    ------------      ------------
REVENUES                                                 $        181    $         --      $        181

Cost of sales                                                     (56)             --               (56)

Research and development cost                                 (16,558)         (1,500)         (238,557)

General and Administrative Expenses                          (281,988)       (198,154)       (2,634,838)
                                                         ------------    ------------      ------------

LOSS FROM OPERATIONS                                         (298,421)       (199,654)       (2,873,270)

OTHER INCOME/(LOSS)                                             1,122             689            11,241

LOSS ON SALE OF INVESTMENT                                         --              --            (2,296)
                                                         ------------    ------------      ------------

NET LOSS                                                     (297,299)       (198,965)       (2,864,325)

FOREIGN CURRENCY TRANSLATION GAIN                              10,382              (1)           35,664
                                                         ------------    ------------      ------------

COMPREHENSIVE LOSS                                       $   (286,917)   $   (198,966)     $ (2,828,661)
                                                         ============    ============      ============

LOSS PER SHARE, BASIC AND DILUTED                        $      (0.01)   $      (0.01)
                                                         ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED
                                                           32,516,269      30,271,590
                                                         ============    ============

The accompanying notes are an integral part of these financial statements.

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
          IN SHAREHOLDERS' EQUITY FOR THE PERIOD FROM FEBRUARY 11, 2002
                       (INCEPTION) THROUGH MARCH 31, 2006


                                                                                                                  Common
                                                                             Additional                           Stock
                                                Common Stock                  Paid-in          Deferred           To be
                                               Shares          Amount          Capital       Compensation         Issued
                                            -------------   -------------   -------------    -------------    -------------
Issuance of 13,750,000 shares at $0.00004      13,750,000   $      13,750   $     (13,200)   $          --    $          --

Issuance of 7,461,090 shares at $0.0468         7,461,090           7,461         341,719               --               --

Issuance of 1,875,000 shares at $0.12           1,875,000           1,875         223,125               --               --

Foreign currency translation loss                      --              --              --               --               --

Net loss                                               --              --              --               --               --
                                            -------------   -------------   -------------    -------------    -------------

BALANCE DECEMBER 31, 2002                      23,086,090          23,086         551,644               --               --

Issuance of 3,508,425 shares at $0.12           3,508,425           3,509         417,502               --               --

Issuance of 201,200 shares at $0.32               201,200             201          64,186               --               --

Foreign currency translation loss                      --              --              --               --               --

Net loss                                               --              --              --               --               --
                                            -------------   -------------   -------------    -------------    -------------

BALANCE DECEMBER 31, 2003                      26,795,715          26,796       1,033,332               --               --

Issuance of 434,600 shares at $0.12               434,600             435          51,715               --               --

Issuance of 1,125,275 shares at $0.32           1,125,275           1,125         358,961               --               --

Issuance of 1,616,000 shares at $0.50           1,616,000           1,616         806,382               --               --

Fair market value of Stock options
granted for services                                   --              --         695,052               --               --

Fair value of  shares issued for services         100,000             100          49,900               --               --

Exercise of options                               200,000             200              --               --               --

Deferred consulting expenses                           --              --              --         (390,890)              --

Foreign currency translation loss                      --              --              --               --               --

Net loss                                               --              --              --               --               --
                                            -------------   -------------   -------------    -------------    -------------

BALANCE DECEMBER 31, 2004                      30,271,590   $      30,272   $   2,995,342    $    (390,890)   $          --

                                                                               Deficit
                                                            Accumulated      Accumulated
                                                               Other          During the
                                            Subscriptions   Comprehensive    Development
                                             receivables     Gain (Loss)        Stage             Total
                                            -------------   -------------    -------------    -------------
Issuance of 13,750,000 shares at $0.00004   $          --   $          --    $          --    $         550

Issuance of 7,461,090 shares at $0.0468                --              --               --          349,180

Issuance of 1,875,000 shares at $0.12                  --              --               --          225,000

Foreign currency translation loss                      --            (499)              --             (499)

Net loss                                               --              --         (114,476)        (114,476)
                                            -------------   -------------    -------------    -------------

BALANCE DECEMBER 31, 2002                              --            (499)        (114,476)         459,755

Issuance of 3,508,425 shares at $0.12                  --              --               --          421,011

Issuance of 201,200 shares at $0.32                    --              --               --           64,387

Foreign currency translation loss                      --            (644)              --             (644)

Net loss                                               --              --         (255,020)        (255,020)
                                            -------------   -------------    -------------    -------------

BALANCE DECEMBER 31, 2003                              --          (1,143)        (369,496)         689,489

Issuance of 434,600 shares at $0.12                    --              --               --           52,150

Issuance of 1,125,275 shares at $0.32                  --              --               --          360,086

Issuance of 1,616,000 shares at $0.50                  --              --               --          807,998

Fair market value of Stock options
granted for services                                   --              --               --          695,052

Fair value of  shares issued for services              --              --               --           50,000

Exercise of options                                    --              --               --              200

Deferred consulting expenses                           --              --               --         (390,890)

Foreign currency translation loss                      --            (457)              --             (457)

Net loss                                               --              --         (944,437)        (944,437)
                                            -------------   -------------    -------------    -------------

BALANCE DECEMBER 31, 2004                              --   $      (1,600)   $  (1,313,933)   $   1,319,191


                                                                                                                  Common
                                                                             Additional                           Stock
                                                Common Stock                  Paid-in          Deferred           To be
                                               Shares          Amount          Capital       Compensation         Issued
                                            -------------    -------------   -------------    -------------    -------------
BALANCE DECEMBER 31, 2004                      30,271,590    $      30,272   $   2,995,342    $    (390,890)   $          --

Issuance of 2,179,947 shares at $0.50           2,179,947            2,180       1,087,794               --               --

Stock options issued for services                      --               --          34,935          (34,935)              --

Stock options granted to employees and
officers                                               --               --         680,604         (680,604)              --

Amortization of deferred consulting and
compensation expenses                                  --               --              --          458,127               --

Return of options                                      --               --        (139,604)         139,604               --

Exercise of options                                    --               --            (328)              --              328

Foreign currency translation gain                      --               --              --               --               --

Net loss                                               --               --              --               --               --
                                            -------------    -------------   -------------    -------------    -------------

BALANCE DECEMBER 31, 2005                      32,451,537    $      32,452   $   4,658,743    $    (508,698)   $         328

Stock issued for service                           36,000               36         168,465         (168,551)              50

Issuance of 450,348 shares at $1.2                     --               --         539,967               --              450

Amortization of deferred consulting and
compensation expenses                                  --               --              --           96,745               --

Exercise of options (transferred from
stock to be issued)                               328,116              328              --               --             (328)

Foreign currency translation gain                      --               --              --               --               --

Net loss                                               --               --              --               --               --
                                            -------------    -------------   -------------    -------------    -------------

BALANCE March 31, 2006                         32,815,653    $      32,816   $   5,367,175    $    (580,504)   $         500
                                            =============    =============   =============    =============    =============
                                                                                Deficit
                                                             Accumulated      Accumulated
                                                                Other          During the
                                            Subscriptions    Comprehensive    Development
                                             receivables      Gain (Loss)        Stage             Total
                                            -------------    -------------    -------------    -------------
BALANCE DECEMBER 31, 2004                   $          --    $      (1,600)   $  (1,313,933)   $   1,319,191

Issuance of 2,179,947 shares at $0.50                  --               --               --        1,089,974

Stock options issued for services                      --               --               --               --

Stock options granted to employees and
officers                                               --               --               --               --

Amortization of deferred consulting and
compensation expenses                                  --               --               --          458,127

Return of options                                      --               --               --               --

Exercise of options                                    --               --               --               --

Foreign currency translation gain                      --           26,882               --           26,882

Net loss                                               --               --       (1,253,093)      (1,253,093)
                                            -------------    -------------    -------------    -------------

BALANCE DECEMBER 31, 2005                   $          --    $      25,282    $  (2,567,026)   $   1,641,081

Stock issued for services                              --               --               --               --

Issuance of 450,348 shares at $1.2               (335,885)              --               --          204,532

Amortization of deferred consulting and
compensation expenses                                  --               --               --           96,745

Exercise of options (transferred from
stock to be issued)                                    --               --               --               --

Foreign currency translation gain                      --           10,382               --           10,382

Net loss                                               --               --         (297,299)        (297,299)
                                            -------------    -------------    -------------    -------------

BALANCE March 31, 2006                      $    (335,885)   $      35,664    $  (2,864,325)   $   1,655,441
                                            =============    =============    =============    =============

The accompanying notes are an integral part of these financial statements.

                    BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THREE MONTHS ENDED MARCH 31, 2006 AND 2005, AND FOR THE PERIOD FROM
               FEBRUARY 11, 2002 (INCEPTION) THROUGH MARCH 31,2006

                                                                                                       For the Period From
                                                                For Three Months    For Three Months    February 11, 2002
                                                                 Ended March 31,     Ended March 31,   (Inception) Through
                                                                       2006              2005             March 31, 2006
                                                                   -----------        -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                          $  (297,299)       $  (198,965)         $(2,864,325)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation                                                            1,936              1,098               14,549
 Amortization of land use right                                          4,060              3,946               43,707
 Non cash stock compensation expense                                    96,745             83,762              859,034
 Stock issued for services                                                  --                 --               50,000
 Loss on sale of investment                                                 --                 --                2,107
 Decrease (increase) in account receivables                               (181)                --                 (181)
 Decrease (increase) in inventory                                       (5,391)                --               (5,391)
 Decrease (increase) in prepaid expense and other assets                  (507)               161              (35,488)
 (Decrease) increase in accrued expenses and other payable              13,084             (7,460)             142,452
                                                                   -----------        -----------          -----------
    Net Cash Used In Operating Activities                             (187,553)          (117,458)          (1,793,536)
                                                                   -----------        -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of land use right                                                 --                 --             (394,559)
 Increase in construction in progress                                 (162,203)                --           (1,100,183)
 Purchase of fixed assets                                                   --            (13,439)             (41,443)
 Purchase of investment                                                     --                 --              (40,000)
 Deposits for purchase of equipments                                   (38,971)                --              (38,971)
 Advance to employees                                                       --             (4,709)              19,070
                                                                   -----------        -----------          -----------
      Net Cash Used In Investing Activities                           (201,174)           (18,148)          (1,596,086)
                                                                   -----------        -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock                                    204,532                 --            3,575,069
 Amount due to a director                                                1,172                 --                1,172
                                                                   -----------        -----------          -----------
      Net Cash Provided By Financing Activities                        205,704                 --            3,576,241
                                                                   -----------        -----------          -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  7,866                 (1)              23,870

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (175,157)          (135,607)             210,489

 Cash and cash equivalents, beginning of period                        385,646            495,805                   --
                                                                   -----------        -----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   210,489        $   360,198          $   210,489
                                                                   ===========        ===========          ===========

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest Paid                                                     $        --        $        --          $        --
                                                                   ===========        ===========          ===========
 Income taxes Paid                                                 $        --        $        --          $        --
                                                                   ===========        ===========          ===========

The accompanying notes are an integral part of these financial statements.

                    BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                         STATEMENTS AS OF MARCH 31, 2006

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Bio Bridge Science Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

The condensed consolidated balance sheet information as of December 31, 2005 was derived from the audited consolidated financial statements included in the Company's annual report on Form 10-KSB These interim financial statements should be read in conjunction with that report.

NOTE 2 - NATURE OF COMPANY

Bio-Bridge Science, Inc. (a development stage company) ("the Company" or " we") was incorporated in the State of Delaware on October 26, 2004 to serve as a vehicle to effect an exchange of capital stock with Bio-Bridge Science Corporation, a Cayman Islands corporation, to redomicile from the Cayman Islands to Delaware. The Company's fiscal year end is December 31.

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." All losses accumulated since the inception of the Company will be considered as part of the Company's development stage activities.

On December 1, 2004, the Company acquired all of the outstanding shares of Bio-Bridge Science Corporation ("BBSC"), a Cayman Islands corporation, in exchange for 29,971,590 shares of its common stock, and as a result, BBSC became a wholly owned subsidiary of Bio-Bridge Science, Inc. BBSC was incorporated in the Cayman Islands on February 11, 2002. At the time of the exchange, BBSC held a 100% interest in Bio-Bridge Science (Beijing) Corp. ("BBS Beijing") a wholly-foreign funded enterprise of the People's Republic of China ("PRC") which was established on May 20, 2002. Bio-Bridge Science (Beijing) has been issued an operating license for 25 years, which can be renewed for an additional 25-year term for a nominal fee. BBS Beijing is currently engaged in the development and commercialization of the HIV-PV vaccine I in mainland China and also plans to develop new products, such as HPV vaccine, colon caner vaccine and mucosal adjuvant in collaboration with other leading medical research institutes or medical companies based in China.

The acquisition was accounted for as a reverse merger (recapitalization) with Bio-Bridge Science Corporation deemed to be the accounting acquirer, and Bio-Bridge Science, Inc. deemed to be the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of Bio-Bridge Science Corporation as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of BBSC, the accounting acquirer, have been carried over in the recapitalization.

NOTE 3 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. Furthermore, the Company has generated few revenues and has incurred accumulated losses and negative operating cash flows of $2,864,325 and $1,793,536, respectively, from inception through March 31, 2006, and a working capital deficiency of $131,989 as of March 31, 2006. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations.

The uncertainty related to these conditions raises substantial doubt about the Company's ability to continue as going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the next 12 months, the Company intends to raise capital through an offering of its securities or from loans to continue research and development of HIV-PV Vaccine I in China as well as complete the construction of its laboratory in China and continue operations. On November 29, 2005, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, LP, a Delaware limited partnership based in Boston ("Dutchess"). Under the terms of the Agreement, Dutchess has agreed to purchase from the Company up to $10,000,000 of the Company's common stock over a 24-month period ( Please see Investment agreement on Note 5).

The Company believes it will have a need for financing and cannot guarantee that financing will be available, on acceptable terms or at all. From January 1, 2006 to March 31, 2006, the Company issued 450,348 shares of its common stock to thirty-nine investors pursuant to Regulation S and Regulation D under the Securities Act of 1933, and raised gross proceeds of $540,418.

At this time, the Company is unable to determine when the HIV-PV Vaccine I will become fully developed, manufactured and sold. Also the Company plans to develop new products, such as HPV vaccine, colon caner vaccine and mucosal adjuvant in 2006, but the Company cannot guarantee that these aforementioned products will be fully developed and enter clinical trials. The Company does not expect to generate any significant revenues in the next 12 months. If the Company fails to obtain financing, either through an offering of its securities or from loans from certain sources, it may be unable to maintain its operations.

NOTE 4-SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Bio-Bridge Science Inc. and its wholly owned subsidiaries, Bio-Bridge Science Corp. and Bio-Bridge Science (Beijing) Corp.

The Company's acquisition of Aegir Ventures Inc. was recorded at cost, and accounted for as an investment as it did not operate and was disposed of on November 26, 2004.

Inter-company accounts and transactions have been eliminated in consolidation.

(b) Economic and Political Risks

The Company faces a number of risks and challenges since its operation is in PRC and its primary market is in the PRC. We have operations in China, where we are currently engaged in pre-clinical testing of our HIV-PV Vaccine I product and other related activities. Our business operations may be adversely affected by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. These effects could substantially impair our business, profits or prospects in China. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

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

Management makes these estimates using the best information available and the best judgment at the time the estimates are made; however, actual results could differ materially from those estimates.

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

(e) Land Use Right

Land use right represents the right to use and lease land in the PRC. The cost of such acquired right has been capitalized, and is being amortized using the straight-line method over the lease term of twenty- five years, which are in accordance with the operating license period granted by the Chinese government.

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

(g) Cash and Cash Equivalents

For financial reporting purpose, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. Cash of the Bio-Bridge Science (Beijing) Corporation, a subsidiary of the Company, is held in accounts at financial institutions, which are located in the PRC. The Company and subsidiaries have not experienced any losses in such accounts and do not believe that cash is exposed to any significant credit risk. All of BBS Beijing's cash on hand and certain bank deposits are denominated in Renminbi ("RMB") and translated at the exchange rate at the end of the period.

(h) Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, prepaid expenses, accounts receivable, note receivable and other current assets, accrued expenses and other payables, approximates their fair value at March 31, 2006 due to the relatively short-term nature of these instruments. The Company's investment in its Note Receivable has been discounted to its present value based upon current market rates.

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

                                                             2006        2005
                                                           ---------   ---------
Quarter / Year end RMB : US$ exchange rate                   8.0170      8.0920
Average yearly RMB : US$ exchange rate                       8.0436      8.1843

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

On July 22, 2005, Renminbi rose approximately 2 percent against the US dollar at the exchange rate of 8.11 to 1. The Chinese government manifested that it would adopt a more flexible exchange rate system. Therefore, it is expected that the RMB will appreciate against major currencies gradually in the future.

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

(l) Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) or warrants. As of March 31, 2006 common stock equivalents consist of 2,765,675 options that each convert into one share of the Company's common stock. For the three months ended March 31, 2006 and 2005, common equivalent shares have been excluded from the calculation of diluted loss per share as their effect is anti-dilutive.

(m) Stock-Based Compensation

The Company accounts for stock option and warrant grants issued to employees and non-employees using the guidance of the revised SFAS No. 123, "Accounting for Stock-Based Compensation" and EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," whereby the fair value of such option and warrant grants is determined using the Black-Scholes-Merton option pricing model at the date of grant.

(n) Recent Accounting Pronouncements

In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin No. 105 ("SAB 105"), "Loan Commitments Accounted for as Derivative Instruments" This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments, entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs". This Statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless if they are abnormal amounts or not. This Statement becomes effective for us in the first quarter of 2006. The adoption of SFAS 151 will not have a significant effect on the Company's consolidated financial statements.

In December 2004, the FASB issued a revised SFAS No. 123, "Accounting for Stock-Based Compensation", which supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005. The company has adopted SFAS No. 123R in accounting for stock-based compensation in the fourth quarter of 2005. Therefore, the implementation of the above provisions will not have a significant effect on the Company's consolidated financial statements.

NOTE 5 - SHAREHOLDER'S EQUITY

The following represents transactions involving the purchases of the Company's common stock for cash categorized by period (for the period from the date of inception to March 31, 2006):

2002:

ISSUANCE OF 13,750,000 SHARES AT $0.00004 PER SHARE FOR TOTAL CONSIDERATION OF $550

o At inception, 13,750,000 shares of common stock were issued for a total cash payment of $550.

ISSUANCE OF 7,461,090 SHARES AT $0.0468 PER SHARE FOR TOTAL CONSIDERATION OF $349,180

o On July 15, 2002, 1,675,000 shares were issued to two individuals for a total cash payment of $78,390.

o On July 19, 2002, 2,125,000 shares were issued for a cash payment of $99,450.

o On June 27, 2002, 786,090 shares were issued for a cash payment of $36,790.

o On November 8, 2002, 2,875,000 shares were issued to 9 individuals for a total cash payment of $134,550.

ISSUANCE OF 1,875,000 SHARES AT $0.12 PER SHARE FOR TOTAL CONSIDERATION OF $225,000

o On September 6, 2002, 375,000 shares of common stock were issued for a cash payment of $45,000.

o On November 8, 2002, 250,000 shares were issued for a cash payment of $30,000.

o On November 12, 2002, 1,250,000 shares were issued to five individuals for a total cash payment of $150,000.

2003:

ISSUANCE OF 3,508,425 SHARES AT $0.12 PER SHARE FOR TOTAL CONSIDERATION OF $421,011

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

ISSUANCE OF 201,200 SHARES AT $0.32 PER SHARE FOR TOTAL CONSIDERATION OF $64,387

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

2004:

ISSUANCE OF 434,600 SHARES PER SHARE AT $0.12 FOR TOTAL CONSIDERATION OF $52,150

o On March 25, 2004, 434,600 shares were issued to three individuals for a total cash payment of $52,150.

ISSUANCE OF 1,125,275 SHARES PER SHARE AT $0.32 FOR TOTAL CONSIDERATION OF $360,086

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

ISSUANCE OF 1,616,000 SHARES AT $0.50 PER SHARE FOR TOTAL CONSIDERATION OF $807,998

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

2005:

ISSUANCE OF 2,179,947 SHARES AT $0.5 PER SHRAE FOR TOTAL CONSIDERATION OF $1,089,974

o On April 22, 2005, 20,000 shares were issued to one individual for a total cash payment of $10,000.

o On May 9, 2005, 100,000 shares were issued to one individual for a cash payment of $50,000

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

2006:

ISSUANCE OF 450,348 SHARES AT $1.20 PER SHARE FOR TOTAL CONSIDERATION OF
$540,418

o On January 20, 2006, 78,333 shares were issued to six individuals for a total cash payment of $94,000.

o On January 25, 2006, 28,000 shares were issued to five individuals for a cash payment of $33,600.

o On January 30, 2006, 64,167 shares were issued to three individuals for a cash payment of $77,000.

o On March 20, 2006, 92,848 shares were issued to six individuals for a total cash payment of $111,418.

o On March 22, 2006, 30,000 shares were issued to three individuals for a total cash payment of $36,000.

o On March 24, 2006, 29,500 shares were issued to four individuals for a total cash payment of $35,400.

o On March 28, 2006, 30,000 shares were issued to six individuals for a total cash payment of $36,000.

o On March 29, 2006, 91,500 shares were issued to four individuals for a total cash payment of $109,800.

o On March 30, 2006, 6,000 shares were issued to two individuals for a total cash payment of $7,200.

ISSUANCES OF COMMON STOCK FOR SERVICES

On February 9, 2006, the Company and CEOcast Inc. entered into an investor relations consulting agreement whereby the Company committed to pay $5,000 a month and a total 72,000 shares of common stock for purchase of investor relations services during the next six months after the agreement. As of March 31, the Company has paid $10,000 in cash and issued 36,000 shares of common stock to CEOcast, Inc. Future minimum purchases remaining under the agreement are $ 20,000 as of March 31, 2006. We also have the right to terminate this Agreement for any reason whatsoever at the end of the third month. If we decide to retain CEOcast, Inc. as our investor relations consultant, we will have to issue another 36,000 shares. The 36,000 shares were valued at $64,800 using the closing share price of $1.8 at the grant date. The Company has amortized $36,720 as compensation cost in the first quarter of 2006 and $28,080 was reflected as deferred compensation in the accompany balance sheet as of March 31, 2006. During the first quarter of 2006, we terminated our prior investor relations consulting agreement with Adam Friedman Associates, LLC and paid all the amounts owed.

On March 6, 2006, we engaged CH Capital LLC for financial consulting services and agreed to issue a total of 50,000 shares of common stock for these financial consulting services. 25,000 shares were issued on signing and the remaining 25,000 shares are owed three months from the date of signing. The fair value of the 50,000 shares was $103,750 and was allocated as follows: the value of the first 25,000 shares was calculated using the closing share price of $1.80 on the date of the signing and the value of the remaining 25,000 shares was calculated using the closing share price of $2.35 as of March 31, 2006.

EXERCISE OF STOCK OPTIONS

2004:

On December 1, 2004, 200,000 shares of common stock were issued at $0.001 per share for a cash payment of $200 from an exercise of stock options.

2005:

During 2005, 328,116 options were exercised by four holders, including 300,000 options owned by Columbia China Capital Group, LLC.

ISSUANCES OF OPTIONS AND WARRANTS

During 2004, the Company issued to Columbia China Capital Group, Inc. an option to purchase 1,342,675 shares of common stock at $.001 per share to be exercised within a three-year period in consideration for financial consulting services to be provided over a two-year period. The options granted were granted outside the Company's stock option plan. On December 1, 2004, 200,000 of these options were exercised. The options were valued at their fair value of $670,098 at the date of grant, which was determined by the Black-Scholes-Merton valuation method using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 85% based on recent history of the stock price in the industry. The Company revalued the fair value of the options at the end of each reporting period in accordance with EITF 96-18 and determined there was no significant change to the initial valuation. The value of the options issued was reflected by the company as deferred compensation and was being amortized over the two- year term of the service agreement. Amortization for such amount was $251,287 in 2005 and $279,208 in 2004, and was reflected in the accompanying statement of operations for each period respectively.

On October 17, 2005, the Company reached an agreement with Columbia China Capital Group, Inc stating that CCCG voluntarily gives up 350,000 shares options. The net book value of deferred consulting expenses in amount of $139,604 was charged to additional paid-in capital simultaneously. Further in the first quarter of 2006, the Company reached agreements with Columbia China Capital Group, Inc. that CCCG voluntarily gave up another 97,000 options

On December 1, 2004, the Company issued 100,000 shares of its common stock and an option to purchase an additional 50,000 shares of its common stock at $.001 per share to Richardson & Patel, LLC in consideration for legal services rendered. The shares issued were valued at $50,000, their fair value at the date of issuance. The options granted were valued at $24,954 at the date of grant, which was determined by the Black-Scholes-Merton valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 85 percent based on recent history of the stock price in the industry. All the cost of stock options in amount of $24,954 was charged as consulting expenses in 2004.

On December 1, 2004, 200,000 shares of common stock were issued at $0.001 per share for a cash payment of $200 from an exercise of stock options.

On July 1, 2005, the Company issued to two individual consultants an option to purchase 20,000 shares of common stock at $.001 per share in consideration for scientific advisory service to be provided over a one-year period; all of these options were exercised on the date of grant. The options granted were valued at $9,982 at the date of grant, which was determined by the Black-Scholes-Merton valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The Company revalued the fair value of the options at the end of each reporting period in accordance with EITF 96-18 and determined there was no significant change to the initial valuation. The value of the options issued was reflected as deferred compensation and is being amortized over the one- year term of the service agreement. For quarter ended March 31, 2006, $2,495 was amortized and included in the accompanying statement of operations, and $2,495 was reflected as deferred compensation in the accompanying statement of shareholders' equity as of March 31, 2006.

On October 14, 2005, the Company issued to Liang Qiao, M.D., the Company's chief executive officer, an option to purchase 600,000 shares of common stock at $0.55 per share to be exercised with a three-year period. The options granted were valued at $157,770 at the date of grant, which was determined by the Black-Scholes-Merton valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 4 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options will be amortized over a three- year requisite service period. For the quarter ended March 31, 2006, $13,148 was amortized and included in the accompanying statement of operations and $131,475 was reflected as deferred compensation in the accompanying statement of shareholders equity as of March 31, 2006.

On October 14, 2005, the Company issued 25 employees options for the purchase of a total of 1,345,000 shares of common stock at $0.50 per share to be exercised with a ten-year period. The options granted were valued at $369,045 at the date of grant, which was determined by the Black-Scholes-Merton valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 4 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry, and there is 0% forfeiture rate. The value of the options will be amortized over a three- year requisite service period (one twelfth (1/12) each quarter) For the quarter ended March 31, 2006, $30,754 was amortized and included in the accompanying statement of operations, and $307,538 was reflected as deferred compensation in the accompanying statement of shareholders equity as of March 31, 2006.

On November 2, 2005, the Company issued Mr. Wenhui Qiao (the Company's president) and Mr. Kevin Lee (the Company's CFO) an option to purchase 300,000 shares of common stock at $0.001 per share. The options granted were valued at $149,738 at the date of grant, which was determined by the Black-Scholes-Merton valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 4 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry and 0% forfeiture rate. All the cost of stock options in amount of $149,738 was charged as compensation expenses to employees in 2005.

On November 2, 2005, the Company issued to Adam Friedman Associates LLC, the Company's investor relations consultant, an option to purchase 50,000 shares of common stock at $.001 per share to be exercised within a one-year period in consideration for financial consulting service to be provided over a one-year period. The options granted were valued at $24,952 at the date of grant, which was determined by the Black-Scholes-Merton valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 1.5 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options issued was capitalized by the company as a prepaid consulting fee and is being amortized over the one- year term of the service agreement. For quarter ended March 31, 2006, $24,952 has been capitalized in the balance sheet and $6,238 has been amortized.

On November 2, 2005, the Company issued to Ms. Ma Suifang, the Company's financial consultant, an option to purchase 8,116 shares of common stock at $.001 per share. The options granted were valued at $4,051 at the date of grant, which was determined by the Black-Scholes-Merton valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. All the cost of stock options in amount of $4,051 was charged as a consulting expense in 2005.

INVESTMENT AGREEMENT

On November 29, 2005, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, LP, a Delaware registered limited partnership based in Boston ("Dutchess"). Under the terms of the Agreement, Dutchess has agreed to purchase from the Company up to $10,000,000 of the Company's common stock over a 24-month period. After a registration statement covering the resale of up to 2,000,000 shares of the Company's common stock is declared effective, the Company has the right to deliver a put notice and sell to Dutchess (i) $100,000 of its common stock or (ii) 200% of the average daily volume for the 10 trading days prior to the put notice date, multiplied by the average of three daily closing bid prices immediately preceding the put date. The purchase price per share identified in each put notice will be equal to 95% of the lowest closing bid price of the Company's common stock during five trading days after the applicable put notice date. Pursuant to the terms of the agreement, the Company has the right to control the timing and amount of stock sold to Dutchess. The Company is not entitled to submit a put notice until after the closing of the previous put notice. Pursuant to the agreement, upon receipt of a put notice, Dutchess will be required to purchase from the Company during the applicable pricing period a number of shares having an aggregate purchase price equal to the lesser of (i) the put amount identified in the put notice, and (ii) 20% of the aggregate trading volume of the Company's common stock during the pricing period multiplied by the lowest closing bid price during the applicable pricing period. In addition, the agreement requires the Company to pay a registered broker dealer 2.5% of the put amount on each draw toward the placement agent fee up to a total cumulative amount of $10,000. The agreement terminates upon the earlier to occur of the following events: (i) when Dutchess has purchased an aggregate $10,000,000 of the Company's common stock, or an aggregate of 2,000,000 shares of the Company's common stock; or (ii) on the date which is 24 months after the effective date of the registration statement.

The Company filed a registration statement on Form SB-2 with respect to the common stock being offered to Dutchess on December 30, 2005 and the SB-2 was declared effective by the SEC in January 2006.

NOTE 6 - STOCK OPTION PLAN

On December 1, 2004, the Company's shareholders approved the 2004 Stock Incentive Plan The 2004 stock incentive plan provides for the grant of incentive stock options to our employees, and for the grant of non-statutory stock options, restricted stock, stock appreciation rights and performance shares to our employees, directors and consultants. The Company has reserved a total of 2,000,000 shares of its common stock for issuance pursuant to the 2004 stock incentive plan. The 2004 stock incentive plan does not provide for automatic annual increases in the number of shares available for issuance under the plan. As of March 31, 2006, 1,965,000 options had been granted under this plan.

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

The following table summarizes the stock option activity under the plan and outside-the-plan issuances:

                                                Options        Weighted Average
                                                 Granted         Exercise Price
                                                ---------          ---------
Outstanding at December 31, 2003 and prior             --                 --
Granted                                         1,392,675          $   0.001
Exercised                                         200,000          $   0.001
Withdrawn                                              --                 --

Outstanding at December 31, 2004                1,192,675          $   0.001
Granted                                         2,303,116          $    0.44
Exercised                                         308,116          $   0.001
Withdrawn                                         350,000          $   0.001

Outstanding at December 31, 2005                2,837,675          $    0.36

Exercisable at December 31, 2005                1,054,758          $    0.36
Granted                                                --                 --
Exercised                                              --                 --
Withdrawn                                          97,000          $   0.001

Outstanding at March 31, 2006                   2,740,675          $    0.37

      The following table summarizes information about stock options outstanding as of March 31,2006:

                                               Options Outstanding                            Options Exercisable
      -------------------------------------------------------------------------------------------------------------------
       Range of Exercise     Number of    Weighted Average       Weighted Average        Number of     Weighted Average
             Prices            Shares      Exercise Price     Remaining Contractual       Shares        Exercise Price
                                                                 Life (in years)
      -------------------------------------------------------------------------------------------------------------------
        $0.001 to $0.55      2,740,675          $0.37                   1                1,119,842          $0.08
                            -------------                                              --------------
                             2,740,675                                                   1,119,842
                            =============                                              ==============

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease commitment

As of March 31, 2006, We had remaining outstanding commitments in respect to its non-cancelable operating lease for its office in Oak Brook, IL, of which $19,735 is due through December 31, 2006 and $17,542 is due thereafter, and its office in Beijing, PRC (which is leased from Wenhui Qiao, our director and president), of which $5,400 is due in the remaining 2006 and none thereafter.

Construction commitment

In May 2003, we acquired a land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which we planned to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of HIV-PV Vaccine I. As of March 31, 2006, we have received all necessary permits and approvals and construction of the facility had commenced. The construction is divided into two phases, and as of December 2005, the outside body of the phase one facility was completed and the internal purified decoration project is expected to finish by mid-May 2006. A further outstanding commitment for the construction (related to internal purified decoration project) as of March 31, 2006 is $498,940.

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, the Company has obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of March 31, 2006, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

Investor Relations Consulting Contract

On February 9, 2006, the Company and CEOcast Inc. entered into an investor relations consulting agreement whereby the Company committed to pay $5,000 a month and a total 72,000 shares of common stock for purchase of investor relations services during the next six months after the agreement. As of March 31, we have paid $10,000 in cash and issued 36,000 shares of common stock to CEOcast, Inc. Future minimum service payments remaining under the agreement are $20,000 as of March 31, 2006. Under the agreement, we also have the right to terminate this Agreement for any reason whatsoever at the end of the third month. If we decide to still retain CEOcast, Inc. as our investor relations consult, we will have to issue another 36,000 shares. In the meantime, we terminated the investor relations consulting agreement with Adam Friedman Associates, LLC and had paid all the amounts owed.

Financial Consulting Contract

On March 6, 2006, the Company and CH Capital LLC entered into a financial consulting agreement whereby the Company committed to pay a total 50,000 shares of common stock for financial consulting service. 25,000 shares were issued and the reaming 25,000 shares will be issued three months from the date of signing the agreement. There is no cash fee in this financial consulting contract.

Research and development agreements

On May 6, 2004, the Company and Beijing Institute of Radiation Medicine entered into agreements for pre-clinical animal testing of HIV-PV Vaccine I. The aggregate amount for the testing is $122,348 and as of March 31, 2006, the remaining commitment was $48,367.

Contractual Obligations Schedule

Payments due under contractual obligations mature as follows:

                                         Payments due by period ($ in thousands)
                                          ------------------------------------
                                                             Less than     1to 3
Contractual Obligations                         Total        1 year        years
-----------------------                         -------      ---------     -----
Lease obligation                                     43            32         11
Construction obligation                             498           498
Consulting agreement obligation                      43            43
R&D agreement obligation                             48            48
                                                    ---           ---
              Total                                 632           621        11
                                                    ===           ===        ==

Item 2. Management's Discussion and Analysis or Plan of Operation

Some of the statements made by us in this Quarterly Report on Form 10-QSB are forward-looking in nature, including but not limited to, statements relating to our future revenue and expenses, product development, future market acceptance, levels of research and development, our management's plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "plan", "possible", and similar terms Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors, many of which are discussed throughout this Quarterly Report and in our SEC filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, unless required by law. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

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

OVERVIEW

Bio-Bridge Science, Inc. is a development stage company whose subsidiaries are focused on the commercial development of vaccine related technology. The main product we are developing is HIV-PV Vaccine I. The pre-clinical testing of HIV-PV Vaccine I on laboratory animals in Beijing, China was completed, and the testing report is expected to be issued by the end of May 2006. Once the pre-clinical testing is completed and the GMP facility is equipped and the vaccine produced, we will apply to China's State Food and Drug Administration for approval to conduct clinical trials of HIV-PV Vaccine I. We have completed the construction of the outside body of our phase I laboratory and bio-manufacturing facility and we also expect to finish the inner construction by end of May 2006.

Our primary strategy is to develop, test and obtain regulatory approval for HIV-PV Vaccine I and other vaccine products in China first and then in the United States and Japan. In May 2003, we purchased the right to use for fifty years approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China to develop a laboratory and biomanufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of HIV-PV Vaccine I. Under Chinese law, there is no private ownership of land, and accordingly, we do not own this land. In July 2003, we engaged a contractor to design the GMP facility. The approximate total cost of building the total facility, including the phase II project for the administrative building, is $3 million.

Since inception, we have generated few revenues. We incurred net losses of $1,253,093 in 2005 and $944,437 in 2004. As of March 31, 2006, we had an
accumulated deficit of $2,864,325 and a working capital deficiency of $131,989. Our continued existence is dependent upon our ability to obtain additional financing. Our capital requirements for the next 12 months, as they relate to further research and development relating to our first product candidate, HIV-PV Vaccine I and other new product candidates, have been and will continue to be significant. As of March 31, 2006, we have funded our operations through equity offerings whereby we raised an aggregate $3,576,241 since inception. We will need to obtain additional financing in addition to the funding already raised through the sale of equity securities to fund our cash needs and continue our operations beyond December 2006. During the first quarter 2006, we have sold 450,348 shares pursuant to private placements, and have received gross proceeds of $540,418, of which $335,885 was still receivable from subscribed shareholders as of March 31, 2006. As of December 31, 2005, our independent auditors have added an explanatory paragraph to their report of our audited financial statements for the year ended December 31, 2005 stating that our accumulated net loss of $2,567,026, lack of revenues and dependence on our ability to raise additional capital to continue our existence, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements and their explanatory notes included as part of this quarterly report do not include any adjustments that might result from the outcome of this uncertainty. If we fail to obtain additional financing, either through an offering of our securities or by obtaining loans, we may be forced to reduce operating costs and postpone completion of our laboratory and manufacturing facility. Development of our vaccines or research programs would likely be adversely affected or suspended altogether from such cost reductions, and we may be forced to cease our business.

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

Also we plan to develop three more products in 2006 to diversify our potential product offerings, and these new potential products are summarized as follows:

o HPV vaccines - we plan to develop two kinds of HPV vaccine products: (1) a vaccine that will be used to treat HPV 6b and HPV 16 infections (genital warts and cervical CIN and cervical cancer). (2) an oral vaccine that is composed of HPV virus-like particles to prevent infections

o     Colon cancer vaccine--an oral vaccine that treats CEA+ colon cancer.

o mucosal adjuvant - an adjuvant that can be used to enhance vaccines efficacy in elderly, e.g. for influenza virus vaccine for age over 65

We will conduct the pre-clinical trials for the above new products in cooperation with leading medical research institutes in Beijing , China in 2006. We estimate that we will complete the pre-clinical trial of HPV vaccine by early 2007 and enter clinical trials in 2007. We estimate that it will take approximately four years to finish all the clinical trials. As for oral vaccine to prevent HPV infection, we expect the clinical trial period will last from 2007 to 2012. For colon cancer vaccine, we expect to finish the pre-clinical trial by early 2007 and finish three phases of clinical trials in 2010. We expect to complete the pre-clinical trail of the mucosal adjuvant by early 2007 and the human clinical trail period will be from 2007 to 2010. All the technology applied in the above- mentioned new product candidates are based on the technology co-developed by our CEO, Liang Qiao, M.D. Because we use the same technology, we will use the same GMP facility in Beijing, China to produce these vaccines for pre-clinical and clinical trials.

To date we have funded our operations from private equity. From April 22, 2005 to December 31, 2005, we issued 2,179,947 shares of common stock at a price per share of $0.50 to 50 investors pursuant to private placements, and raised gross proceeds of $1,089,974. In the first quarter of 2006, we issued 450,348 shares of common stock at a price per share of $1.20 to 39 investors from private placements, and raised gross proceeds of $540,418. During the next 12 months, we need to raise capital through an offering of our securities or from loans to continue research and development of HIV-PV Vaccine I in China as well as complete the construction of our laboratory and administrative facility in China, which we estimate will cost approximately $3 million for total phase I and II project works, of which approximately $1.7 million remains to be funded as of March 31, 2006. We currently have no commitments to make payments for this construction project. We estimate that our capital requirements for the next twelve months will be as follows:

o approximately $1.3 million for our laboratory/bio-manufacturing facility air ventilation, filtration, and sterile environment equipment/clean room equipment and electricity work for Phase I manufacturing & administrative facility project in Beijing, China;

o approximately $1 million to purchase advanced laboratory equipment and supplies for our vaccine production;

o approximately $0.5 million to finish Phase I clinical study and the preparatory work; and

o approximately $1.4 million for working capital and general corporate needs.

o approximately 0.8 million for pre-clinical trials on HPV vaccines, colon cancer vaccine, and mucosal adjuvant.

In addition, we estimate that the total cost to bring our HIV-PV vaccine I product to market in China will be $10 million for the therapeutic vaccine, and an additional $6 million for the preventative vaccine. We expect that the therapeutic vaccine can be brought to market in 2008 or 2009 and the preventative vaccine can be brought to market in 2011 or 2012, if we are successful in raising the funds to complete development of the vaccine.

As of March 31, 2006, our cash and cash equivalents position was $210,489. Although we have received gross proceeds of $205,704 in the past three months pursuant to private equity financings, we will need to raise additional funds through the public or private sales of our securities, loans, or a combination of the foregoing. We cannot guarantee that financing will be available to us, on acceptable terms or at all. We also may borrow from the local bank in China given that our land use right and laboratory facility could be used as collateral for borrowing.

We do not expect to generate any significant revenues in the next 12 months although we signed an exclusive agency agreement with Xinhua Surgical Instruments Co. Ltd. to distribute its operational instruments in the United States. We may consider acquiring other profitable vaccine companies in China. The acquisition may help support our development of HIV vaccines by stable operational cash flows from acquisition targets and provide skillful work force as well as marketing expertise. If we decide to do so, we may have to raise additional funds in addition to the amount of capital we need in the next twelve months we discussed above. If we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we will be unable to maintain our operations and may be forced to scale back or cease our business.

Results of Operations

Three-month period ended March 31, 2006 and March 31, 2005

Until the year- end of December 31, 2005, we had no revenue. During the quarter ended March 31, 2006, we had revenues of $181 due to our selling surgical instrument in the United States. The cost of revenue was $56, which was 31% of the total revenue. Since we entered into this agreement, we have established a sales inventory of Xinhua's surgical instruments, printed marketing materials such as catalogs and post cards, compiled a list of potential customers, started forming a sales force, and implemented a strategic marketing plan for selling Xinhua's instruments. We believe that the revenue will increase in the future as a result of these efforts.

For the quarter ended March 31, 2006, research and development expenses were $16,558 as compared to $1,500 for the quarter ended March 31, 2005. The increase of $15,058 is due primarily to the pre-clinical trial development of our HIV-PV Vaccine I, and the continuing hiring of the research and development staff.

For the quarter ended March 31, 2006, general and administrative expenses were $281,988 as compared to $198,154 for the quarter ended March 31, 2005. The increase of $83,834 is due primarily to increases in non-cash compensation expense of $46,000 and consulting expense of $35,800. Also we had increases in salary, office fee, which were $1,200 and $800, respectively.

For the quarter ended March 31, 2006, interest and other income (loss) was $1,122 as compared to $689 for the quarter ended March 31, 2005. The increase of $433 is due primarily to an increase in cash balances.

Net loss for the quarter ended March 31, 2006, was $297,299 as compared to $198,965 for the quarter ended March 31, 2005. This increase in net loss is attributable primarily to the increase of amortization compensation costs and consulting related fees.

2005 VERSUS 2004

Year ended December 31, 2005 Compared to Year ended December 31, 2004

During the year ended December 31, 2005 and 2004, we had no revenue. We do not expect to have significant revenues relating to our product candidates in development prior to 2008.

For the year ended December 31, 2005, research and development expenses were $81,425 as compared to $109,835 for the year ended December 31, 2004. The decrease of $28,410 is due primarily to the greater amount of research and development related to pre-clinical study of our vaccine candidates incurred in 2004.

For the year ended December 31, 2005, general and administrative expenses were $1,178,534 as compared to $833,642 for the year ended December 31, 2004. The increase of $344,892 is due primarily to increases in non-cash compensation expense of $153,965 and consulting expense of $72,600. Also we had increases in salary, rent and auditing fee in 2005 compared with 2004, which was $67,000, $18,700 and 31,610, respectively.

For the year ended December 31, 2005, interest and other income (loss) was $6,866 as compared to $960 for the year ended December 31, 2004. The increase of $7,826 was due primarily to an increase in cash balances and a loss of $2,296 for disposition of an investment in 2004.

Net loss for the year ended December 31, 2005, was $1,253,093 as compared to $944,437 for the year ended December 31, 2004. This increase in net loss was attributable primarily to the increase of compensation costs and consulting related fees.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalent balances, which were $210,489 at March 31, 2006, $385,646 at December 31, 2005, and $360,198 at
March 31, 2005. Since our inception, we have incurred significant losses, and as of March 31, 2006, we had an accumulated deficit of $2,864,325.

Net cash used in operating activities was $187,553 for the quarter ended March 31, 2006 and $117,458 for the quarter ended March 31, 2005. The increase was due primarily to an increase in the scale of business including increased hiring of employees.

Cash flows used in investing activities was $201,174 for the quarter ended March 31, 2006 and $18,148 for the quarter ended March 31, 2005. This change was due to the purchase of fixed assets and construction in process.

Net cash provided by financing activities was $205,704 in the quarter ended March 31, 2006 compared to $0 in the quarter ended March 31,2005. This was mainly due to proceeds from the issuance of common stock in 2006.

To date, our operations have been funded through issuances of our common stock whereby we raised an aggregate $3,576,241 from inception through March 31, 2006.

Based on our current operating plan we believe that we have sufficient cash and cash equivalents to last approximately through December 2006. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond December 2006. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations. The uncertainty related to these conditions raises substantial doubt about our ability to continue as going concern.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses for each period The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Impairment of long-lived assets.

We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No 144, which was adopted on January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets To Be Disposed of, or SFAS No. 121. Our long-lived assets consist of land use rights, notes, fixed assets, construction in process, and prepaid consulting fees. We regularly evaluate our long-lived assets, including our intangible assets, for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured using discounted cash flows. In the years ending December 31, 2005, 2004 and 2003, we performed an evaluation of our long-lived assets and noted no impairment.

Research and Development Costs

We account for research and development expense under the guidance of SFAS No.2, Accounting for Research and Development Costs, which was adopted in October 1974. Research and development costs are charged to operations as incurred. Our research and development costs include salaries of research and development personnel, contract service expense for conducting pre-clinical trial study for Beijing Institute of Radiation Medicine.

COMMITMENTS AND CONTINGENCIES

Lease commitment

As of March 31, 2006, We had remaining outstanding commitments in respect to our non-cancelable operating lease for our office in Oak Brook, IL, of which $19,735 is due through December 31, 2006 and $17,542 is due thereafter, and its office in Beijing, PRC (which is leased from Wenhui, Qiao, our director and president), of which $5,400 is due in 2006 and none thereafter.

Construction commitment

In May 2003, we acquired a land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which we planned to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of HIV-PV Vaccine I. As of March 31, 2006, we have received all necessary permits and approvals and construction of the facility had commenced. The construction is divided into two phases, and as of December 2005, the outside body of the phase one facility was completed and the internal sterile environment decoration project is expected to finish by mid-May 2006. A further outstanding commitment for the construction (related to internal sterile environment decoration project) as of March 31, 2006 is $498,940.

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, we have obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of March 31, 2006, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

Investor Relations Consulting Contract

On February 9, 2006, the Company and CEOcast Inc. entered into an investor relations consulting agreement whereby the Company committed to pay $5,000 a month and a total 72,000 shares of common stock for purchase of investor relations services during the next six months after the agreement. As of March 31, we have paid $10,000 in cash and issued 36,000 shares of common stock to CEOcast, Inc. Future minimum purchases remaining under the agreement are $ 20,000 as of March 31, 2006. Under the agreement, we also have the right to terminate this Agreement for any reason whatsoever at the end of the third month. If we decide to still retain CEOcast, Inc. as our investor relations consult, we will have to issue another 36,000 shares. In the meantime, we terminated the investor relations consulting agreement with Adam Friedman Associates, LLC and had paid all the amounts due..

Financial Consulting Contract

On March 6, 2006, the Company and CH Capital LLC entered into a financial consulting agreement whereby the Company committed to pay a total 50,000 shares of common stock for financial consulting service. 25,000 shares were issued and the reaming 25,000 shares will be issued three months from the date of signing the agreement. There is no cash fee in this financial consulting contract.

Research and development agreements

On May 6, 2004, the Company and Beijing Institute of Radiation Medicine entered into agreements for pre-clinical animal testing of HIV-PV Vaccine I. The aggregate amount for the testing is $122,348 and as of March 31, 2006, the remaining commitment was $48,367.

Contractual Obligations

Payments due under contractual obligations mature as follows:

                                         Payments due by period ($ in thousands)
                                          ------------------------------------
                                                             Less than     1to 3
Contractual Obligations                         Total        1 year        years
-----------------------                         -------      ---------     -----
Lease obligation                                     43            32         11
Construction obligation                             498           498
Consulting agreement obligation                      43            43
R&D agreement obligation                             48            48
                                                    ---           ---
              Total                                 632           621        11
                                                    ===           ===        ==

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2006, we issued 352,848 shares of common stock at a price per share of $1.20 to 33 investors in reliance upon the exemption from registration set forth in Regulation S under the Securities Act of 1933, as amended (the "Act"), and raised gross proceeds of $423,418, of which $218,885 remain unpaid as of March 31, 2006. We did not conduct a public solicitation in connection with the offer, purchase or sale of these shares, no advertisement was conducted with respect to this issuance in any public medium or forum, and we offered the shares on our behalf only to investors who resided outside the U.S. and were not a "U.S. person", as defined in Regulation S under the Act, nor did they acquire the shares for the account or benefit of a U.S. person. The following conditions were all met with respect to the shares issued in the transaction: (1) the investors acknowledged that the shares have not been registered under the Act and that they may not be offered, sold or transferred, except in compliance with the Act and other applicable laws or an exemption therefrom, (2) the investors were sufficiently aware of the registrant's business affairs and financial condition to reach an informed decision to acquire the registrant's shares, and (3) neither the registrant nor the investor paid any fees to any finder or broker-dealer in conjunction with this issuance.

During February, 2006, we issued to CEOcast Inc., our investor relations consultant, 36,000 shares of common stock, pursuant to the consultant agreement we signed on February 9, 2006. Also, During March, we issued to CH Capital LLC. 25,000 shares of common stock, pursuant to the agreement we signed on March 6 2006 and we will issue another 25,000 shares of common stock in June 2006 pursuant to the consulting agreement. These transactions were made in reliance upon the exemption from registration set forth in Section 4(2) of the Act. The following conditions were all met with respect to this transaction: (1) we did not advertise this issuance in any public medium or forum, (2) we did not solicit any investors with respect to this issuance, (3) we did not publicize any portion of the purchase or sale of the shares issued, (4) none of the shares issued were offered in conjunction with any public offering, (5) neither we nor the investors paid any fees to any finder or broker-dealer in conjunction with this issuance.

In March 2006, we issued 97,500 shares of common stock at a price per share of $1.20 to six investors in reliance upon the exemption from registration set forth in Section 4(2) of the Act, and raised gross proceeds of $117,000, which were to be collected as of March 31, 2006. The following conditions were all met with respect to this transaction: (1) we did not advertise this issuance in any public medium or forum, (2) we did not solicit any investors with respect to this issuance, (3) we did not publicize any portion of the purchase or sale of the shares issued, (4) none of the shares issued were offered in conjunction with any public offering, (5) neither we nor the investors paid any fees to any finder or broker-dealer in conjunction with this issuance.

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

                                       Bio-Bridge Science, Inc.

                                       /s/ Dr. Liang Qiao
                                       -----------------------------------------
Dated: May  15, 2006                   By: Dr. Liang Qiao
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