Form 10QSB
period 2006-06-30
BIO BRIDGE SCIENCE INC
filed 2006-08-10
CIK 1309304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2006

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                        Commission File Number: 000-51497

                            BIO-BRIDGE SCIENCE, INC.

        (Exact name of small business issuer as specified in its charter)

          Delaware
       ---------------                          -------------------
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

Common Stock Outstanding as of June 30, 2006: 32,951,653 shares

Transitional Small Business Disclosure Format: Yes |_| No |X|

                             Bio-Bridge Science, Inc

                              Index to Form 10-QSB




Item 1. Financial Statements                                            Page No.

        Balance Sheet as of December 31, 2005 and June 30, 2006
        (unaudited)                                                        3

        Unaudited Statements of Operations for the three month
        and six months periods ended June 30, 2006 and 2005                4

        Unaudited Statements of Changes in Shareholders' Equity
        for the period from February 11, 2002 (inception) through
        June 30 , 2006                                                     5

        Unaudited Statements of Cash flows for the six month periods
        ended June 30, 2006 and 2005                                       7

        Notes to Unaudited Financial Statements                            8

Item 2. Management's Discussion and Analysis or Plan of Operation         19

Item 3. Controls and Procedures                                           23

Part II Other Information                                                 24

Item 1. Legal Proceedings                                                 24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       24

Item 3. Defaults Upon Senior Securities                                   24

Item 4. Submission of Matters to a Vote of Security Holders               24

Item 5. Other Information                                                 24

Item 6. Exhibits                                                          24

SIGNATURES                                                                25

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    As of June 30, 2006 and December 31, 2005

                                     ASSETS
                                     ------

                                                             June 30, 2006    December 31,
                                                              (unaudited)         2005
                                                             -------------    ------------
CURRENT ASSETS

  Cash and cash equivalents                                  $     294,251    $    385,646

  Inventory                                                          7,490              --

  Prepaid expenses and other current assets                          4,155           5,513

  Note receivable, net of discount                                  39,591          39,025

  Due from employee                                                  5,983
                                                             -------------    ------------
      Total Current Assets                                         351,470         430,184

FIXED ASSETS, NET                                                   67,438          28,830

CONSTRUCTION IN PROGRESS                                         1,632,282         947,246

LAND USE RIGHT, NET OF AMORTIZATION                                359,420         364,190
                                                             -------------    ------------

     TOTAL ASSETS                                            $   2,410,610    $  1,770,450
                                                             =============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Accrued expenses and other payables                        $     635,833    $    129,368
                                                             -------------    ------------

      Total current liabilities                                    635,833         129,368
                                                             -------------    ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

 Common stock, $0.001 par value, 100,000,000 shares
  authorized, 32,951,653 and 32,451,537 shares
  issued and outstanding, respectively                              32,952          32,452

 Additional paid-in capital                                      5,152,923       4,658,744

 Deferred compensation                                            (109,512)       (508,698)

 Subscription receivable                                           (30,071)             --

 Common stock to be issued                                             540             328

 Accumulated other comprehensive gain                               39,923          25,282

 Deficit accumulated during the development stage               (3,311,978)     (2,567,026)
                                                             -------------    ------------
Total Shareholders' Equity                                       1,774,777       1,641,082
                                                             -------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $   2,410,610    $  1,770,450
                                                             =============    ============

   See accompanying notes to the condensed consolidated financial statements.

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
           OPERATIONS AND COMPREHENSIVE LOSS FOR THREE MONTHS AND SIX
 MONTHS ENDED JUNE 30, 2006 AND 2005, AND FOR THE PERIOD FROM FEBRUARY 11, 2002
                       (INCEPTION) THROUGH JUNE 30, 2006
                       ---------------------------------

                                                                                                         For the Period From
                                                                                                          February 11, 2002
                                                                                                        (Inception) Through
                                         Three Months Ended June 30,     Six Months Ended June 30,         June 30, 2006
                                        ------------    ------------    ------------    ------------    --------------------
                                            2006            2005            2006            2005
                                        ------------    ------------    ------------    ------------
REVENUE                                 $         92    $         --    $        273    $         --    $                273

Cost of goods sold                               (28)             --             (84)             --                     (84)
                                        ------------    ------------    ------------    ------------    --------------------

GROSS PROFIT                                      64              --             189              --                     189

Research and development costs               (33,806)        (19,292)        (50,274)        (20,792)               (272,273)

General and Administrative Expenses         (415,006)       (219,591)       (696,874)       (417,745)             (3,049,724)
                                        ------------    ------------    ------------    ------------    --------------------

LOSS FROM OPERATIONS                        (448,748)       (238,883)       (746,959)       (438,537)             (3,321,808)

OTHER INCOME                                     882             679           2,007           1,368                  12,126

LOSS ON SALE OF INVESTMENT                        --              --              --              --                  (2,296)
                                        ------------    ------------    ------------    ------------    --------------------

NET LOSS                                    (447,866)       (238,204)       (744,952)       (437,169)             (3,311,978)
                                        ------------    ------------    ------------    ------------    --------------------

Foreign currency translation gain              4,259              --          14,641              --                  39,923

Other comprehensive income before tax          4,259              --          14,641              --                  39,923
Income tax expense related
to other comprehensive income                     --              --              --              --                      --

TOTAL OTHER COMPREHENSIVE INCOME,
NET OF TAX                                     4,259              --          14,641              --                  39,923
                                        ------------    ------------    ------------    ------------    --------------------

COMPREHENSIVE LOSS                      $   (443,607)   $   (238,204)   $   (730,311)   $   (437,169)   $         (3,272,055)
                                        ============    ============    ============    ============    ====================

LOSS PER SHARE, BASIC AND DILUTED
                                        $      (0.01)   $      (0.01)   $      (0.02)   $      (0.01)
                                        ============    ============    ============    ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING, BASIC AND DILUTED           32,906,917      30,487,744      32,712,672      30,380,264
                                        ============    ============    ============    ============

   See accompanying notes to the condensed consolidated financial statements.

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
          IN SHAREHOLDERS' EQUITY FOR THE PERIOD FROM FEBRUARY 11, 2002
                        (INCEPTION) THROUGH JUNE 30, 2006
                        ---------------------------------

                                                                                                                  Common
                                                                                 Additional                        Stock
                                                           Common Stock            Paid-in        Deferred         To Be
                                                       Shares        Amount        Capital      Compensation      Issued
                                                     -----------   -----------   -----------    ------------    -----------
Issuance of 13,750,000 shares at $0.00004             13,750,000   $    13,750   $   (13,200)   $         --    $        --

Issuance of 7,461,090 shares at $0.0468                7,461,090         7,461       341,719              --             --

Issuance of 1,875,000 shares at $0.12                  1,875,000         1,875       223,125              --             --

Foreign currency translation loss                             --            --            --              --             --

Net loss                                                      --            --            --              --             --
                                                     -----------   -----------   -----------    ------------    -----------

BALANCE DECEMBER 31, 2002                             23,086,090        23,086       551,644              --             --

Issuance of 3,508,425 shares at $0.12                  3,508,425         3,509       417,502              --             --

Issuance of 201,200 shares at $0.32                      201,200           201        64,186              --             --

Foreign currency translation loss                             --            --            --              --             --

Net loss                                                      --            --            --              --             --
                                                     -----------   -----------   -----------    ------------    -----------
BALANCE DECEMBER 31, 2003                             26,795,715        26,796     1,033,332              --             --

Issuance of 434,600 shares at $0.12                      434,600           435        51,715              --             --

Issuance of 1,125,275 shares at $0.32                  1,125,275         1,125       358,961              --             --

Issuance of 1,616,000 shares at $0.50                  1,616,000         1,616       806,382              --             --

Fair market value of Stock options
  granted for services                                        --            --       695,052              --             --

Fair value of shares issued for services                 100,000           100        49,900              --             --

Exercise of options                                      200,000           200            --              --             --

Deferred consulting expenses                                  --            --            --        (390,890)            --

Foreign currency translation loss                             --            --            --              --             --

Net loss                                                      --            --            --              --             --
                                                     -----------   -----------   -----------    ------------    -----------
BALANCE DECEMBER 31, 2004                             30,271,590        30,272   $ 2,995,342    $   (390,890)   $        --

                                                                                         Deficit
                                                                       Accumulated     Accumulated
                                                                          Other        During The
                                                     Subscriptions    Comprehensive    Development
                                                       Receivable       Gain (Loss)       Stage          Total
                                                     -------------    -------------   ------------    -----------
Issuance of 13,750,000 shares at $0.00004            $          --    $          --   $         --    $       550

Issuance of 7,461,090 shares at $0.0468                         --               --             --        349,180

Issuance of 1,875,000 shares at $0.12                           --               --             --        225,000

Foreign currency translation loss                               --             (499)            --           (499)

Net loss                                                        --               --       (114,476)      (114,476)
                                                     -------------    -------------   ------------    -----------

BALANCE DECEMBER 31, 2002                                       --             (499)      (114,476)       459,755

Issuance of 3,508,425 shares at $0.12                           --               --             --        421,011

Issuance of 201,200 shares at $0.32                             --               --             --         64,387

Foreign currency translation loss                               --             (644)            --           (644)

Net loss                                                        --               --       (255,020)      (255,020)
                                                     -------------    -------------   ------------    -----------
BALANCE DECEMBER 31, 2003                                       --           (1,143)      (369,496)       689,489

Issuance of 434,600 shares at $0.12                             --               --             --         52,150

Issuance of 1,125,275 shares at $0.32                           --               --             --        360,086

Issuance of 1,616,000 shares at $0.50                           --               --             --        807,998

Fair market value of Stock options
  granted for services                                          --               --             --        695,052

Fair value of shares issued for services                        --               --             --         50,000

Exercise of options                                             --               --             --            200

Deferred consulting expenses                                    --               --             --       (390,890)

Foreign currency translation loss                               --             (457)            --           (457)

Net loss                                                        --               --       (944,437)      (944,437)
                                                     -------------    -------------   ------------    -----------
BALANCE DECEMBER 31, 2004                                       --    $      (1,600)  $ (1,313,933)   $ 1,319,191


   See accompanying notes to the condensed consolidated financial statements.

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
          IN SHAREHOLDERS' EQUITY FOR THE PERIOD FROM FEBRUARY 11, 2002
                        (INCEPTION) THROUGH JUNE 30, 2006
                        ---------------------------------

                                                                                                                  Common
                                                                                 Additional                        Stock
                                                           Common Stock            Paid-in        Deferred         To Be
                                                       Shares        Amount        Capital      Compensation      Issued
                                                     -----------   -----------   -----------    ------------    -----------
BALANCE DECEMBER 31, 2004                             30,271,590   $    30,272   $ 2,995,342    $   (390,890)   $        --

Issuance of 2,179,947 shares at $0.50                  2,179,947         2,180     1,087,794              --             --

Stock options issued for services                             --            --        34,935         (34,935)            --

Stock options granted to employees
  and officers                                                --            --       680,604        (680,604)            --


Amortization of deferred consulting and
  compensation expenses                                       --            --            --         458,127             --

Return of options                                             --            --      (139,604)        139,604             --

Exercise of options                                           --            --          (328)             --            328

Foreign currency translation gain                             --            --            --              --             --

Net loss                                                      --            --            --              --             --
                                                     -----------   -----------   -----------    ------------    -----------
BALANCE DECEMBER 31, 2005                             32,451,537        32,452   $ 4,658,744    $   (508,698)   $       328

Stock issued for services                                122,000           122       241,528        (241,650)            --

Sale of 540,348 shares at $1.20 to be
  issued                                                      --            --       647,877              --            540


Amortization of deferred consulting and
  compensation expenses                                       --            --            --         245,610             --


Reclassification of employee nonvested
  deferred compensation                                       --            --      (394,083)        394,083             --

Exercise of options (transferred from
  stock to be issued)                                    378,116           378            --              --           (328)

Forfeiture of options                                         --            --        (1,143)          1,143             --

Foreign currency translation gain                             --            --            --              --             --

Net loss                                                      --            --            --              --             --
                                                     -----------   -----------   -----------    ------------    -----------
BALANCE June 30, 2006                                 32,951,653   $    32,952   $ 5,152,923    $   (109,512)   $       540
                                                     ===========   ===========   ===========    ============    ===========

                                                                                         Deficit
                                                                       Accumulated     Accumulated
                                                                          Other        During The
                                                     Subscriptions    Comprehensive    Development
                                                       Receivable       Gain (Loss)       Stage          Total
                                                     -------------    -------------   ------------    -----------

BALANCE DECEMBER 31, 2004                            $          --    $      (1,600)  $ (1,313,933)   $ 1,319,191

Issuance of 2,179,947 shares at $0.50                           --               --             --      1,089,974

Stock options issued for services                               --               --             --             --

Stock options granted to employees
  and officers                                                  --               --             --             --


Amortization of deferred consulting and
  compensation expenses                                         --               --             --        458,127

Return of options                                               --               --             --             --

Exercise of options                                             --               --             --             --

Foreign currency translation gain                               --           26,882             --         26,882

Net loss                                                        --               --     (1,253,093)    (1,253,093)
                                                     -------------    -------------   ------------    -----------
BALANCE DECEMBER 31, 2005                            $          --    $      25,282   $ (2,567,026)   $ 1,641,082

Stock issued for services                                       --               --             --             --

Sale of 540,348 shares at $1.20 to be
  issued                                                   (30,071)              --             --        618,346


Amortization of deferred consulting and
  compensation expenses                                         --               --             --        245,610


Reclassification of employee nonvested
  deferred compensation                                         --               --             --             --

Exercise of options (transferred from
  stock to be issued)                                           --               --             --             50

Forfeiture of options                                           --               --             --

Foreign currency translation gain                               --           14,641             --         14,641

Net loss                                                        --               --       (744,952)      (744,952)
                                                     -------------    -------------   ------------    -----------
BALANCE June 30, 2006                                $     (30,071)   $      39,923   $ (3,311,978)     1,774,777
                                                     =============    =============   ============    ===========

   See accompanying notes to the condensed consolidated financial statements.

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE PERIOD FROM FEBRUARY 11, 2002
                        (INCEPTION) THROUGH JUNE 30, 2006
                        ---------------------------------

                                                                                       For the Period
                                                                                      From February 11,
                                                                                            2002
                                                  For Six Months    For Six Months       (Inception)
                                                  Ended June 30,    Ended June 30,     Through June 30,
                                                      2006              2005                2006
                                                  --------------    --------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                         $     (744,952)   $     (437,169)   $      (3,311,978)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
 Depreciation                                              3,371             2,869               15,984
 Amortization of land use right                            8,130             7,891               47,777
 Non cash stock compensation expense                     245,610           167,524            1,007,900
 Stock issued for services                                    --                --               50,000
 Loss on sale of investment                                   --                --                2,107
 Increase in inventory                                    (7,490)               --               (7,490)
 Decrease (increase) in prepaid expense
   and other assets                                          790            (7,729)             (34,191)
 Increase in accrued expenses and other payable           68,724            11,779              198,093
                                                  --------------    --------------    -----------------
    Net Cash Used In Operating Activities               (425,817)         (254,835)          (2,031,798)
                                                  --------------    --------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of land use right                                   --                --             (394,559)
 Increase in construction in progress                   (247,295)         (351,597)          (1,185,275)
 Purchase of fixed assets                                (42,382)          (13,439)             (83,825)
 Purchase of investment                                       --                --              (40,000)
 Deposits for purchase of equipments                          --           326,224                   --
 Advance to employees                                     (5,983)               --               13,086
                                                  --------------    --------------    -----------------
     Net Cash Used In Investing Activities              (295,660)          (38,812)          (1,690,573)
                                                  --------------    --------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock                      618,396           285,000            3,988,933
                                                  --------------    --------------    -----------------
   Net Cash Provided By Financing Activities             618,396           285,000            3,988,933
                                                  --------------    --------------    -----------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                            (103,081)           (8,647)             266,562

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   11,686                 1               27,689

 Cash and cash equivalents, beginning
   of period                                             385,646           495,805                   --
                                                  --------------    --------------    -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $      294,251    $      487,159    $         294,251
                                                  ==============    ==============    =================

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest Paid                                    $           --    $           --    $              --
                                                  ==============    ==============    =================
 Income taxes Paid                                $           --    $           --    $              --
                                                  ==============    ==============    =================

   See accompanying notes to the condensed consolidated financial statements.

                    BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                         STATEMENTS AS OF JUNE 30, 2006

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

The condensed consolidated balance sheet information as of December 31, 2005 was derived from the audited consolidated financial statements included in the Company's annual report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

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

On December 1, 2004, the Company acquired all of the outstanding shares of Bio-Bridge Science Corporation ("BBSC"), a Cayman Islands corporation, in exchange for 29,971,590 shares of its common stock, and as a result, BBSC became a wholly owned subsidiary of Bio-Bridge Science, Inc. BBSC was incorporated in the Cayman Islands on February 11, 2002. At the time of the exchange, BBSC held a 100% interest in Bio-Bridge Science (Beijing) Corp. ("BBS Beijing") a wholly-foreign funded enterprise of the People's Republic of China ("PRC") which was established on May 20, 2002. Bio-Bridge Science (Beijing) has been issued an operating license for 25 years, which can be renewed for an additional 25-year term for a nominal fee. BBS Beijing is currently engaged in the development and commercialization of the HIV-PV vaccine I in mainland China and also plans to develop new products, such as HPV vaccine, colon cancer vaccine and mucosal adjuvant in collaboration with other leading medical research institutes or medical companies based in China.

The acquisition was accounted for as a reverse merger (recapitalization) with Bio-Bridge Science Corporation deemed to be the accounting acquirer, and Bio-Bridge Science, Inc. deemed to be the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of Bio-Bridge Science Corporation as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of BBSC, the accounting acquirer has been carried over in the recapitalization.

NOTE 3 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. Furthermore, the Company has generated few revenues and has incurred accumulated losses and negative operating cash flows of $3,311,978 and $2,031,798, respectively, from inception through June 30, 2006, and a working capital deficiency of $284,363 as of June 30, 2006. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations.

The uncertainty related to these conditions raises substantial doubt about the Company's ability to continue as going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the next 12 months, the Company intends to raise capital through an offering of its securities or from loans to continue research and development of HIV-PV Vaccine I in China as well as complete the construction of its laboratory in China and continue operations. On November 29, 2005, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, LP, a Delaware limited partnership based in Boston ("Dutchess"). Under the terms of the Agreement, Dutchess has agreed to purchase from the Company up to $10,000,000 of the Company's common stock over a 24-month period (Please see Investment agreement on Note 5).

The Company believes it will have a need for financing and cannot guarantee that financing will be available, on acceptable terms or at all. From January 1, 2006 to June 30, 2006, the Company sold 540,348 shares of its common stock, which will be issued to forty investors pursuant to Regulation S and Regulation D under the Securities Act of 1933, and raised proceeds of $648,417.

At this time, the Company is unable to determine when the HIV-PV Vaccine I will become fully developed, manufactured and sold. Also the Company plans to develop new products, such as HPV vaccine, colon caner vaccine and mucosal adjuvant in the second half of 2006, but the Company cannot guarantee that these aforementioned products will be fully developed and enter clinical trials. The Company does not expect to generate any significant revenues in the next 12 months. If the Company fails to obtain financing, either through an offering of its securities or from loans from certain sources, it may be unable to maintain its operations.

NOTE 4-SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Bio-Bridge Science Inc. and its wholly owned subsidiaries, Bio-Bridge Science Corp. and Bio-Bridge Science (Beijing) Corp.

Inter-company accounts and transactions have been eliminated in consolidation.

(b) Economic and Political Risks

The Company faces a number of risks and challenges since its operation is in PRC and its primary market is in the PRC. We have operations in China, where we are currently engaged in the commercialization of our HIV-PV Vaccine I product and other related activities. Our business operations may be adversely affected by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. These effects could substantially impair our business, profits or prospects in China. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

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

   Equipment and machinery     5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(e) Land Use Right

Land use right represents the right to use and lease land in the PRC. The cost of such acquired right has been capitalized, and is being amortized using the straight-line method over twenty- five years, which are in accordance with the operating license period granted by the Chinese government.

(f) Construction in Progress

Construction in progress represents direct costs of constructing our facility in the PRC. Capitalization of these costs will cease and the construction in progress will be transferred to fixed assets when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation will be expensed until the facility is completed and ready for its intended use.

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

(h) Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method. Cost includes expense of freight-in transportation and handling cost. Inventory consists entirely of finished goods, which include surgical instrument for sale to customers.

(i) Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, note receivable and other current assets, accrued expenses and other payables, approximates their fair value at June 30, 2006 due to the relatively short-term nature of these instruments. The Company's investment in its Note Receivable has been discounted to its present value based upon current market rates.

(j) Foreign Currency Translation

The Company's financial information is presented in US dollars. The functional currency Renminbi (RMB) of the Company is translated into United States dollars from RMB at quarter / year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

                                              2006     2005
                                             ------   ------
Quarter / Year end RMB: US$ exchange rate    7.9956   8.0702

Average yearly RMB: US$ exchange rate        8.0329   8.1734


The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

On July 22, 2005, the Renminbi rose approximately 2 percent against the US dollar at the exchange rate of 8.11 to 1. The Chinese government manifested that it would adopt a more flexible exchange rate system. Therefore, it is expected that the RMB will appreciate against major currencies gradually in the future.

(k) Income Taxes

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

(l) Comprehensive Income

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

(m) Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) or warrants. As of June 30, 2006 common stock equivalents consist of 2,685,675 options that each convert into one share of the Company's common stock. For the three months ended June 30, 2006 and 2005, common equivalent shares have been excluded from the calculation of diluted loss per share as their effect is anti-dilutive.

(n) Stock-Based Compensation

The Company accounts for stock option and warrant grants issued to employees and non-employees using the guidance of the revised SFAS No 123, "Accounting for Stock-Based Compensation" and EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," whereby the fair value of such option and warrant grants is determined using the Black-Scholes-Merton option pricing model at the date of grant.

We have adopted SFAS No. 123 (revised 2004), "Share-Based Payment," or SFAS 123R, and its related implementation guidance as promulgated by both the Financial Accounting Standards Board ( the "FASB"), and the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No 107, or SAB 107, associated with the accounting for stock-based compensation arrangements of our employees and directors. These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period. We adopted SFAS 123R using the modified prospective method in the first quarter of 2006.

We estimate the fair value of equity-based compensation utilizing the Black-Scholes option pricing model. This model requires the input of several factors such as the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, and an estimate of expected forfeiture rate, and is subject to various assumptions. We believe this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to SFAS 123R requirements. These amounts are estimated and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors.

As a result of adopting SFAS 123R on January 1, 2006, we recognized stock-based compensation expense for employees of $87,588 for the six months ended June 30, 2006. We also reversed the non-vested portion of employees deferred compensation and additional paid-in capital of $394,083 during the six months ended June 30,2006 in accordance with the financial reporting requirements of SFAS 123R.

(o) Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a Replacement of APB Opinion No.20 and FASB Statement No.3" ("SFAS No. 154"), which requires retrospective application to prior periods' financial statements of every voluntary change in accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors beginning in fiscal year 2006. The adoption of this standard will not have a material effect on the Company's financial position or results of operations.

NOTE 5 - SHAREHOLDER'S EQUITY

The following represents transactions involving the purchases of the Company's common stock for cash categorized by period (for the period from the date of inception to June 30, 2006):

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

2006:

SALE OF 540,348 SHARES AT $1.20 PER SHARE TO BE ISSUED FOR TOTAL CONSIDERATION OF $648,417

o On January 20, 2006, 78,333 shares were sold to six individuals for a total cash payment of $94,000.

o On January 25, 2006, 28,000 shares were sold to five individuals for a cash payment of $33,600.

o On January 30, 2006, 64,167 shares were sold to three individuals for a cash payment of $77,000.

o On March 20, 2006, 92,848 shares were sold to six individuals for a total cash payment of $111,417.

o On March 22, 2006, 30,000 shares were sold to three individuals for a total cash payment of $36,000.

o On March 24, 2006, 29,500 shares were sold four individuals for a total cash payment of $35,400.

o On March 28, 2006, 30,000 shares were sold to six individuals for a total cash payment of $36,000.

o On March 29, 2006, 91,500 shares were sold to four individuals for a total cash payment of $109,800.

o On March 30, 2006, 6,000 shares were sold to two individuals for a total cash payment of $7,200.

o On June 30, 2006, 90,000 shares were sold to two individuals for a total cash payment of $108,000.

ISSUANCES OF COMMON STOCK FOR SERVICES

On February 9, 2006, the Company and CEOcast, Inc. entered into an investor relations consulting agreement whereby the Company committed to pay $5,000 a month and a total 72,000 shares of common stock for purchase of investor relations services during the next six months after the singing of the agreement. In the first quarter of 2006, the Company paid $10,000 in cash for the cash portion of the fees for the first month and the last month of the six-month service and we also issued 36,000 shares of common stock to CEOcast, Inc. In the second quarter of 2006, we paid $20,000 in cash to CEOcast, Inc for the cash fee portion of the remaining four- month service and issued another 36,000 shares of common stock for service in accordance with the agreement The first 36,000 shares were valued at $64,800 using the closing share price of $1.80 at the grant date. The second 36,000 shares of common stock were valued at $75,600 at the grant date on May 9, 2006, and our stock closing price on that day was $2.10. The Company had amortized $108,000 as compensation cost as of June 30, 2006 and $32,400 was reflected as deferred compensation in the balance sheet as of June 30, 2006. During the first quarter of 2006, we terminated our prior investor relations consulting agreement with Adam Friedman Associates, LLC and paid all the amounts owed.

On March 6, 2006, we engaged CH Capital LLC for financial consulting services and agreed to issue a total of 50,000 shares of common stock for these financial consulting services. 25,000 shares were issued on signing and the remaining 25,000 shares are owed three months from the date of signing. The fair value of the 50,000 shares was $101,250 and was allocated as follows: the value of the first 25,000 shares was calculated using the closing share price of $1.80 on the date of the signing and the value of the remaining 25,000 shares was calculated using the closing share price of $2.25 on June 6, 2006. As of June 30, 2006, the Company had amortized $32,455 as compensation cost. The amount of $68,795 was reflected as deferred compensation in the balance sheet as of June 30, 2006.

EXERCISE OF STOCK OPTIONS

2004:

On December 1, 2004, 200,000 shares of common stock were issued at $0.001 per share for a cash payment of $200 from an exercise of stock options.

2005:

During 2005, 328,116 options were exercised by four holders, including 300,000 options owned by Columbia China Capital Group, LLC for a cash payment of $300.

2006:

During the second quarter, 50,000 options were exercised by Adam Friedman Associates, LLC for a cash payment of $50.

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

On October 17, 2005, the Company reached an agreement with Columbia China Capital Group, Inc stating that CCCG voluntarily gave up 350,000 shares options. The net book value of deferred consulting expenses in amount of $139,604 was charged to additional paid-in capital simultaneously. Further in the first quarter of 2006, the Company reached an additional agreement with Columbia China Capital Group, Inc. stating that CCCG voluntarily gave up another 97,000 options.

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

On July 1, 2005, the Company issued to two individual consultants an option to purchase 20,000 shares of common stock at $.001 per share in consideration for scientific advisory service to be provided over a one-year period; all of these options were exercised on the date of grant. The options granted were valued at $9,982 at the date of grant, which was determined by the Black-Scholes-Merton valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry The Company revalued the fair value of the options at the end of each reporting period in accordance with EITF 96-18 and determined there was no significant change to the initial valuation. The value of the options issued was reflected as deferred compensation and is being amortized over the one- year term of the service agreement. In 2005, $4,991 was charged as consulting expense, and the remaining $4,991 had been amortized as of June 30, 2006 and included in the accompanying statements of operations.

On October 14, 2005, the Company issued to Liang Qiao, M.D., the Company's chief executive officer, an option to purchase 600,000 shares of common stock at $0.55 per share to be exercised with a three-year period. The options granted were valued at $157,770 at the date of grant, which was determined by the Black-Scholes-Merton valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 4 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options is being amortized over a three- year requisite service period. In 2005, $13,148 was charged as compensation expense. As of June 30, 2006, $26,295 had been amortized and included in the accompanying statements of operations.

On October 14, 2005, the Company issued 25 employees options for the purchase of a total of 1,345,000 shares of common stock at $0.50 per share to be exercised with a ten-year period. The options granted were valued at $369,045 at the date of grant, which was determined by the Black-Scholes-Merton valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 4 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry, and there is 0% forfeiture rate. The value of the options is being amortized over a three- year requisite service period (one twelfth (1/12) each quarter). In 2005, $30,754 was charged as compensation expense. As of June 30, 2006, $61,293 had been amortized and included in the accompanying statements of operations. In the second quarter of 2006, 5,000 options were forfeited.

On November 2, 2005, the Company issued Mr. Wenhui Qiao (the Company's president) and Mr. Kevin Lee (the Company's CFO) an option to purchase 150,000 shares of common stock at $0.001 per share, individually. The options granted were valued at $149,738 at the date of grant, which was determined by the Black-Scholes-Merton valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 4 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry and 0% forfeiture rate. All the cost of stock options in amount of $149,738 was charged as compensation expenses to employees in 2005.

On November 2, 2005, the Company issued to Adam Friedman Associates LLC, the Company's investor relations consultant, an option to purchase 50,000 shares of common stock at $.001 per share to be exercised within a one-year period in consideration for financial consulting service to be provided over a one-year period. The options granted were valued at $24,952 at the date of grant, which was determined by the Black-Scholes-Merton valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 1.5 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options issued was capitalized by the company as a prepaid consulting fee and is being amortized over the one- year term of the service agreement. In 2005, $4,159 was charged as consulting expense. As of June 30, 2006, $8,317 was capitalized in the balance sheet and $12,476 had been amortized as consulting expense. Adam Friedman Associates LLC exercised the 50,000 options in the second quarter of 2006 for a cash payment of $50.

On November 2, 2005, the Company issued to Ms. Ma Suifang, the Company's financial consultant, an option to purchase 8,116 shares of common stock at $.001 per share. The options granted were valued at $4,051 at the date of grant, which was determined by the Black-Scholes-Merton valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. All the cost of stock options in amount of $4,051 was charged as consulting expense in 2005.

INVESTMENT AGREEMENT

On November 29, 2005, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, LP, a Delaware registered limited partnership based in Boston ("Dutchess"). Under the terms of the Agreement, Dutchess has agreed to purchase from the Company up to $10,000,000 of the Company's common stock over a 24-month period. After a registration statement covering the resale of up to 2,000,000 shares of the Company's common stock is declared effective, the Company has the right to deliver a put notice and sell to Dutchess (i) $100,000 of its common stock or (ii) 200% of the average daily volume for the 10 trading days prior to the put notice date, multiplied by the average of three daily closing bid prices immediately preceding the put date. The purchase price per share identified in each put notice will be equal to 95% of the lowest closing bid price of the Company's common stock during five trading days after the applicable put notice date. Pursuant to the terms of the agreement, the Company has the right to control the timing and amount of stock sold to Dutchess. The Company is not entitled to submit a put notice until after the closing of the previous put notice. Pursuant to the agreement, upon receipt of a put notice, Dutchess will be required to purchase from the Company during the applicable pricing period a number of shares having an aggregate purchase price equal to the lesser of (i) the put amount identified in the put notice, and (ii) 20% of the aggregate trading volume of the Company's common stock during the pricing period multiplied by the lowest closing bid price during the applicable pricing period In addition, the agreement requires the Company to pay a registered broker dealer 2.5% of the put amount on each draw toward the placement agent fee up to a total cumulative amount of $10,000. The agreement terminates upon the earlier to occur of the following events: (i) when Dutchess has purchased an aggregate $10,000,000 of the Company's common stock, or an aggregate of 2,000,000 shares of the Company's common stock; or (ii) on the date which is 24 months after the effective date of the registration statement.

The Company filed a registration statement on Form SB-2 with respect to the common stock being offered to Dutchess on December 30, 2005. The SB-2 was declared effective by the SEC in January 2006.

NOTE 6 - STOCK OPTION PLAN

On December 1, 2004, the Company's shareholders approved the 2004 Stock Incentive Plan The 2004 stock incentive plan provides for the grant of incentive stock options to our employees, and for the grant of non-statutory stock options, restricted stock, stock appreciation rights and performance shares to our employees, directors and consultants. The Company has reserved a total of 2,000,000 shares of its common stock for issuance pursuant to the 2004 stock incentive plan. The 2004 stock incentive plan does not provide for automatic annual increases in the number of shares available for issuance under the plan. As of June 30, 2006, 1,960,000 options had been granted under this plan.

The administrator determines the exercise price of options granted under our 2004 stock incentive plan, but the exercise price must not be less than 85% of the fair market value of our common stock on the date of grant. In the event the participant owns 10% or more of the voting power of all classes of our stock, the exercise price must not be less than 110% of the fair market value per share of our common stock on the date of grant. With respect to all incentive stock options, the exercise price must at least be equal to the fair market value of our common stock on the date of grant The term of an incentive stock option may not exceed 10 years, except with respect to any participant who owns 10% of the voting power of all classes of our outstanding stock or the outstanding stock of any parent or subsidiary of ours, which the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator determines the term of all other options; however, no option will have a term in excess of 10 years from the date of grant.

The following table summarizes the stock option activity under the plan and outside-the-plan issuances:

                                                Options     Weighted Average
                                                Granted      Exercise Price
                                              ------------   --------------
Outstanding at December 31, 2003 and prior
Granted                                          1,392,675   $        0.001
Exercised                                          200,000   $        0.001
Withdrawn                                               --               --
Outstanding at December 31, 2004                 1,192,675   $        0.001
Granted                                          2,303,116   $         0.44
Exercised                                          308,116   $        0.001
Withdrawn                                          350,000   $        0.001

Outstanding at December 31, 2005                 2,837,675   $         0.36
Exercisable at December 31, 2005                 1,054,758   $         0.36
Granted                                                 --               --
Exercised                                               --               --
Withdrawn                                           97,000   $        0.001

Outstanding at March 31, 2006                    2,740,675   $         0.37
Exercisable at March 31, 2006                    1,119,842   $         0.08
Granted                                                 --               --
Exercised                                           50,000   $        0.001
Withdrawn                                            5,000   $          0.5
Outstanding at June 30, 2006                     2,685,675   $         0.37
Exercisable at June 30, 2006                     1,230,675   $         0.20

The following table summarizes information about stock options outstanding as of June 30, 2006:

                                     Options Outstanding                            Options Exercisable
----------------------------------------------------------------------------------------------------------------------
Range of Exercise     Number of    Weighted Average       Weighted Average        Number of      Weighted Average
Prices                Shares       Exercise Price         Remaining Contractual   Shares         Exercise Price
                                                          Life (in years)
----------------------------------------------------------------------------------------------------------------------
 $0.001 to $0.55      2,685,675        $0.37                    8.4               1,230,675            $0.20
                     ----------                                                   ---------
                         85,675                                                   1,230,675
                     ==========                                                   =========

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease commitment

As of June 30, 2006, the Company had remaining outstanding commitments in respect to its non-cancelable operating lease for its office in Oak Brook, IL, of which $13,157 is due through December 31, 2006 and $17,542 is due in 2007, and its offices in Beijing, PRC (which is leased from Wenhui Qiao, our director and president, and his wife), of which $9,005 is due through December 31, 2006 and $9,005 in 2007.

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, the Company has obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of June 30, 2006, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

Research and Development agreements

On May 6, 2004, the Company and Beijing Institute of Radiation Medicine entered into agreements for pre-clinical animal testing of HIV-PV Vaccine I. The aggregate amount for the testing is $122,348 and as of June 30, 2006, the remaining commitment was $35,360.

Contractual Obligations Schedule

Payments due as of June 30, 2006 under contractual obligations mature as follows:

                                   Payments due by period
                                      ($ in thousands)
                           ------------------------------------
                                        less than     2007 and
Obligations                   Total     six months    beyond
                           ----------   ----------   ----------
Lease obligation                   49           22           27
R&D agreement obligation           35           35
                           ----------   ----------   ----------
Total                              84           57           27
                           ==========   ==========   ==========

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

OVERVIEW

Bio-Bridge Science, Inc. is a development stage company whose subsidiaries are focused on the commercial development of vaccine related technology. The main product we are developing is HIV-PV Vaccine I. The pre-clinical testing of HIV-PV Vaccine I on laboratory animals in Beijing, China was completed, and the testing result was issued in June 2006. Once the GMP facility is equipped and the vaccine produced in the facility, we will apply to China's State Food and Drug Administration for approval to conduct clinical trials of HIV-PV Vaccine I. We have completed the construction of the outside body of our phase I laboratory and bio-manufacturing facility and the inner construction was finished as of June 2006. The phase I interior and exterior construction was completed according to GMP rules and requirements; however, construction of high and low voltage electricity and installation of steam equipment is still taking place with local suppliers. So the entire project was not completed as of June 30, 2006. Therefore, the construction was still recorded as work in process as of June 30, 2006, instead of fixed asset in the balance sheet as of June 30, 2006.

Our primary strategy is to develop, test and obtain regulatory approval for HIV-PV Vaccine I and other vaccine products in China first and then in the United States and Japan. In May 2003, we purchased the right to use for fifty years approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China to develop a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of HIV-PV Vaccine I. Under Chinese law, there is no private ownership of land, and accordingly, we do not own this land. In July 2003, we engaged a contractor to design the GMP facility. The approximate total cost of building the total facility, including the phase II project for the administrative building, is $3 million.

Since inception, we have generated few revenues. We incurred net losses of $1,253,093 in 2005 and $944,437 in 2004. As of June 30, 2006, we had an
accumulated deficit of $3,311,978 and a working capital deficiency of $284,363. Our continued existence is dependent upon our ability to obtain additional financing. Our capital requirements for the next 12 months, as they relate to further research and development relating to our first product candidate, HIV-PV Vaccine I and other new product candidates, have been and will continue to be significant. As of June 30, 2006, we have funded our operations through equity offerings whereby we raised an aggregate $3,988,933 since inception. We will need to obtain additional financing in addition to the funding already raised through the sale of equity securities to fund our cash needs and continue our operations beyond December 2006. During the six months ended June 30, 2006, we have sold 540,348 shares pursuant to private placements, and have received proceeds of $618,346 to date. As of December 31, 2005, our independent auditors have added an explanatory paragraph to their report of our audited financial statements for the year ended December 31, 2005 stating that our accumulated net loss of $2,567,026, lack of revenues and dependence on our ability to raise additional capital to continue our existence, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements and their explanatory notes included as part of this quarterly report do not include any adjustments that might result from the outcome of this uncertainty. We are in discussions with several potential investors, but we have no investment commitment or terms finalized as of June 30, 2006, except the investment agreement we entered into with Dutchess Private Equities Fund, LP on November 29, 2005, which is still in effect. If we fail to obtain additional financing, either through an offering of our securities or by obtaining loans, we may be forced to reduce operating costs and postpone completion of our laboratory and manufacturing facility. Development of our vaccines or research programs would be adversely affected or suspended altogether from such cost reductions, and we could be forced to cease our business.

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

Also we plan to develop three more products in the second half of 2006 to diversify our potential product offerings, and these new potential products are summarized as follows:

o HPV vaccines - we plan to develop two kinds of HPV vaccine products: 1) an oral vaccine that will be used to treat HPV 6b and HPV 16 and 18 infections (genital warts and cervical CIN and cancers caused by HPV 16 and 18; 2) an oral vaccine that is composed of HPV 16, 18, 31, 45, 58 virus-like particles to prevent infections (cover 90% of HPV causing cervical cancer).

o     Colon cancer vaccine--an oral vaccine that treats CEA+ colon cancer.

o Mucosal adjuvant -- an adjuvant that can be used to enhance vaccines efficacy in elderly, e.g. for influenza virus vaccine for age over 60.

We plan to conduct the pre-clinical trials for these new products in cooperation with leading medical research institutes in Beijing, China in the second half of 2006. We estimate that we will complete the pre-clinical trial of HPV vaccine by early 2007 and enter clinical trials in 2007. We estimate that it will take approximately four years to finish all the clinical trials. As for oral vaccine to prevent HPV infection, we expect the clinical trial period will last from 2007 to 2012. For colon cancer vaccine, we expect to finish the pre-clinical trial by early 2007 and finish three phases of clinical trials in 2010. We expect to complete the pre-clinical trail of the mucosal adjuvant by early 2007 and the human clinical trail period will be from 2007 to 2010. All the technology applied in the new product candidates is based on the technology co-developed by our CEO, Liang Qiao, M.D. Because we use the same technology, we expect to use the same GMP facility in Beijing, China to produce these vaccines for pre-clinical and clinical trials.

To date we have funded our operations from funds we raised in private offerings. In the first half of 2006, we sold 540,348 shares of common stock at a price of $1.20 per share to be issued to forty investors from private placements, and raised gross proceeds of $648,417. During the next twelve months, we need to raise capital through an offering of our securities or from loans to continue research and development of HIV-PV Vaccine I in China as well as complete the construction of our phase two laboratory and administrative facility in China, which we estimate will cost approximately $3 million for total Phase I and II project works. We have funded half and $1.5 million remains to be funded as of June 30, 2006. We currently have no commitments to make payments to complete this construction project. We estimate that our capital requirements for the next twelve months will be as follows:

o approximately $1.3 million for our laboratory/bio-manufacturing facility air ventilation, filtration, and sterile environment equipment/clean room equipment and electricity work for Phase I laboratory manufacturing facility project in Beijing, China;

o approximately $1 million to purchase advanced laboratory equipment and supplies for our vaccine production;

o approximately $0.5 million to finish Phase I clinical study and the preparatory work;

o approximately $1.8 million for working capital and general corporate needs; and

o approximately $0.6 million for pre-clinical trials on HPV vaccines, colon cancer vaccine, and mucosal adjuvant.

In addition, we estimate that the total cost to bring our HIV-PV vaccine I product to market in China will be $10 million for the therapeutic vaccine, and an additional $6 million for the preventative vaccine. We expect that the therapeutic vaccine can be brought to market in 2008 or 2009 and the preventative vaccine can be brought to market in 2011 or 2012, if we are successful in raising the funds to complete development of the vaccine. As of June 30, 2006, our cash and cash equivalents position was $294,251. Although we have received proceeds of $618,346 in the past six months pursuant to private equity financings, we will need to raise additional funds through the public or private sales of our securities, loans, or a combination of the foregoing. We cannot guarantee that financing will be available to us, on acceptable terms or at all. We also may borrow from local banks in China given that our land use right and laboratory facility could be used as collateral for borrowing. If we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we will be unable to maintain our operations and may be forced to scale back or cease our business.

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

Results of Operations

Three-month period ended June 30, 2006 and June 30, 2005

During three month period ended June 30, 2005, we had no revenue. During three months period ended June 30, 2006, we had revenues of $92 due to sale of surgical instrument in the United States. The cost of revenue was $28, which was 30% of the total revenue. Since we entered into this agreement, we have been establishing sales inventory of Xinhua's surgical instruments, printed marketing materials such as catalogs and post cards, compiled a list of potential customers, started forming a sales force, and implementing a strategic marketing plan for selling Xinhua's instruments. We expect that the revenue from sales of these instruments will gradually increase in the future as a result of these efforts.

For the quarter ended June 30, 2006, research and development expenses were $33,806 as compared to $19,292 for the quarter ended June 30, 2005. The increase of $14,514 is due primarily to the pre-clinical trial development of our HIV-PV Vaccine I, and the continuing hiring of the research and development staff.

For the quarter ended June 30, 2006, general and administrative expenses were $415,006 as compared to $219,591 for the quarter ended June 30, 2005. The increase of $195,415 is due primarily to increases in non-cash compensation expense of $148,600, consulting expense of $15,800 and selling expense of $12,800 Also we had increased costs in travel, salary, office fee and other expenses, which were $5,000, $7,200 and $3,800 and $2,215, respectively.

For the quarter ended June 30, 2006, interest and other income was $882 as compared to $679 for the quarter ended June 30, 2005. The increase of $203 is due primarily to an increase in cash balances.

Net loss for the quarter ended June 30, 2006, was $447,866 as compared to $238,204 for the quarter ended June 30, 2005. This increase in net loss is attributable primarily to the increased amortization of compensation costs, selling expense and consulting related fees.


Six months ended June 30, 2006 compared to six months ended June 30, 2005

During six months ended of June 30, 2005,we had no revenue. During the six months ended June 30, 2006, we had revenues of $273 due to our selling surgical instrument in the United States. The cost of revenue was $84, which was 31% of the total revenue.

For the six months ended June 30, 2006, research and development expenses were $50,274 as compared to $20,792 for the six months ended June 30 2005. The increase of $29,482 is due primarily to the pre-clinical trial development of our HIV-PV Vaccine I, and the continuing recruiting of the research and development staff.

For the six months ended June 30, 2006, general and administrative expenses were $696,874 as compared to $417,745 for the six months ended June 30, 2005. The increase of $279,129 is due primarily to increases in non-cash compensation expense of $194,600 and consulting expense of $51,600. Also we had increases in salary, office, selling expense and others in six months ended June 30, 2006 compared with 2005, which were $8,400, $4,600, $19,000 and $929, respectively.

For the six months ended June 30, 2006, interest and other income was $2,007 as compared to $1,368 for the six months ended June 30, 2005. The increase of $639 was due primarily to an increase in cash balances.

Net loss for the six months ended June 30, 2006, was $744,952 as compared to $437,169 for the six months ended June 30, 2005. This increase in net loss was attributable primarily to the increase of compensation costs, consulting, salary, selling expense and related fees.


Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalent balances, which were $294,251 at June 30, 2006, and $385,646 at December 31, 2005. Since our
inception, we have incurred significant losses, and as of June 30, 2006, we had an accumulated deficit of $3,311,978.

Net cash used in operating activities was $425,817 for the six months ended June 30, 2006 and $254,835 for the six months ended June 30, 2005. The increase was due primarily to an increase in the scale of business including increased hiring of employees.

Cash flows used in investing activities was $295,660 for the six months ended June 30, 2006 and $38,812 for the six months ended June 30, 2005. This change was due to the purchase of fixed assets, including equipments, and construction in process.

Net cash provided by financing activities was $618,396 for the six months ended June 30, 2006 compared to $285,000 for the six months ended June 30, 2005. This was mainly due to increased proceeds from the issuance of common stock through private placements.

To date, our operations have been funded through issuances of our common stock whereby we raised an aggregate of $3,988,933 from inception through June 30, 2006.

Based on our current operating plan, we believe that we have sufficient cash and cash equivalents to last approximately through December 2006. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond December 2006. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations. The uncertainty related to these conditions raises substantial doubt about our ability to continue as going concern.

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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This Statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). We decided to adopt SFAS 123(R) ahead of the requirement schedule in the fourth quarter of 2005. We account for stock options or other compensation to employees using the guidance contained in SFAS No. 123(R) and SEC Staff Accounting Bulletin ("SAB") No.107.

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

Research and development costs

We account for research and development expense under the guidance of SFAS No.2, Accounting for Research and Development Costs, which was adopted in October 1974. Research and development costs are charged to operations as incurred. Our research and development cost includes salaries of research and development personnel, contract service expense for conducting pre-clinical trial study by Beijing Institute of Radiation Medicine.

COMMITMENTS AND CONTINGENCIES

Lease Commitment

As of June 30, 2006, We had remaining outstanding commitments in respect to our non-cancelable operating lease for its office in Oak Brook, IL, of which $13,157 is due through December 31, 2006 and $17,542 is due thereafter, and its offices in Beijing, PRC (which is leased from Wenhui Qiao, our director and president and his wife), of which $9,005 is due through December 31, 2006 and $9,005 in 2007.

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, the Company has obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of June 30, 2006, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

Research and Development Agreements

On May 6, 2004, the Company and Beijing Institute of Radiation Medicine entered into agreements for pre-clinical animal testing of HIV-PV Vaccine I. The aggregate amount for the testing is $122,348 and as of June 30, 2006, the remaining commitment was $35,360.

Contractual Obligations Schedule

Payments due as of June 30, 2006 under contractual obligations mature as follows:

                                      Payments due by
                                   period ($ in thousands)
                           ------------------------------------
                                        less than     2007 and
Obligations                  Total      six months    beyond
                           ----------   ----------   ----------
Lease obligation                   49           22           27
R&D agreement obligation           35           35
                           ----------   ----------   ----------
 Total                             84           57           27
                           ==========   ==========   ==========


Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal controls over financial reporting: There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2006, we sold 90,000 shares of common stock at a price of $1.20 per share to an investor in reliance upon the exemption from registration set forth in Regulation S under the Securities Act of 1933, as amended (the "Act"), and raised gross proceeds of $108,000. In the first quarter of 2006, we sold 450,348 shares of common stock at a price of $1.20 per share through private placements and we have received all the proceeds of $540,418 as of the date of this filing. We plan to register these 540,348 shares of common stock with the SEC for resale on a Registration Statement on Form SB-2 in the third quarter of 2006.

For the Regulation S offering in the second quarter, we did not conduct a public solicitation in connection with the offer, purchase or sale of these shares, no advertisement was conducted with respect to this issuance in any public medium or forum, and we offered the shares on our behalf only to investors who resided outside the U.S and were not a "U.S. person", as defined in Regulation S under the Act, nor did they acquire the shares for the account or benefit of a U.S. person. The following conditions were all met with respect to the shares issued in the transaction: (1) the investors acknowledged that the shares have not been registered under the Act and that they may not be offered, sold or transferred, except in compliance with the Act and other applicable laws or an exemption therefrom, (2) the investors were sufficiently aware of the registrant's business affairs and financial condition to reach an informed decision to acquire the registrant's shares, and (3) neither the registrant nor the investor paid any fees to any finder or broker-dealer in conjunction with this issuance.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

The exhibits listed in the Exhibit Index are filed as part of this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Bio-Bridge Science, Inc.



/s/ Dr. Liang Qiao
---------------------------
By: Dr. Liang Qiao                   Dated: August  9, 2006
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

3.1(ii)*    Bylaws of the registrant, as currently in effect

4.1 Lease agreement between Bio Bridge Science (Beijing) Corporation and Wenhui Qiao

4.2         Lease agreement between Bio-Bridge Science (Beijing) Corporation and
            Minjin Yu

31.1        Certification of Chief Executive Officer

31.2        Certification of Chief Financial Officer

32.1 Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer


* Previously filed with the Securities and Exchange Commission pursuant to Registration Statement No. 333-121786.