Form 10QSB
period 2006-09-30
BIO BRIDGE SCIENCE INC
filed 2006-11-14
CIK 1309304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2006

                                       or

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                        Commission File Number: 000-51497

                            BIO-BRIDGE SCIENCE, INC.

        (Exact name of small business issuer as specified in its charter)


               Delaware                                    20-1802936
     -------------------------------                   -------------------
     (State or Other jurisdiction of                     (IRS Employer
      incorporation or organization)                   Identification No.)


        1211 West 22nd Street, Suite 615
              Oak Brook, Illinois                            60523
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

Common Stock Outstanding as of September 30, 2006: 33,492,001 shares

Transitional Small Business Disclosure Format: Yes |_| No |X|

Bio-Bridge Science, Inc

Index to Form 10-QSB


Page
Item 1.       Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited)
and December 31, 2005                                                                                 3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
for the three month and nine months periods Ended September 30, 2006 and 2005                         4

Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity
for the period from February 11, 2002 (inception) through September 30, 2006                          5

Unaudited Condensed Consolidated Statements of Cash flows for the nine month periods ended September 30, 2006 and 2005 and for the period from February 11,2002
(inception) through September 30,2006                                                                 7

Notes to Unaudited Financial Statements                                                               8

Item 2.        Management's Discussion and Analysis or Plan of Operation                             17

Item 3.        Controls and Procedures                                                               21

Part II        Other Information                                                                     22

Item 1.        Legal Proceedings                                                                     22

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds                           22

Item 3.        Defaults Upon Senior Securities                                                       22

Item 4.        Submission of Matters to a Vote of Security Holders                                   22

Item 5.        Other Information                                                                     22

Item 6.        Exhibits                                                                              22

SIGNATURES                                                                                           23


                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           As of September 30, 2006 (Unaudited) and December 31, 2005


                                     ASSETS


                                                                                    September 30,
                                                                                        2006                December 31,
                                                                                     (unaudited)               2005
                                                                                 ------------------     -------------------

CURRENT ASSETS

  Cash and cash equivalents                                                      $          231,969     $           385,646

  Inventory                                                                                   6,954                      --

  Prepaid expenses and other current assets                                                   4,845                   5,513

  Note receivable, net of discount                                                           39,874                  39,025
                                                                                 ------------------     -------------------

      Total Current Assets                                                                  283,642                 430,184

FIXED ASSETS, NET                                                                            79,983                  28,830

CONSTRUCTION IN PROGRESS                                                                  1,652,895                 947,246

LAND USE RIGHT, NET OF CURRENT PORTION                                                      359,240                 364,190
                                                                                 ------------------     -------------------

     TOTAL ASSETS                                                                $        2,375,760     $         1,770,450
                                                                                 ==================     ===================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Accrued expenses and other payables                                            $          621,347     $           129,369
                                                                                 ------------------     -------------------

      Total current liabilities                                                             621,347                 129,369
                                                                                 ------------------     -------------------

SHAREHOLDERS' EQUITY

 Common stock,  $0.001 par value,  100,000,000  shares  authorized,
   33,492,001  and 32,451,537 shares issued and outstanding, respectively                    33,492                  32,452

 Additional paid-in capital                                                               5,361,440               4,658,743

 Deferred compensation                                                                      (79,102)               (508,698)

 Common stock to be issued, 120,000 and 328,116 shares, respectively                            120                     328

 Subscription receivable                                                                        (91)                     --

 Accumulated other comprehensive gain                                                        58,564                  25,282

 Deficit accumulated during the development stage                                        (3,620,010)             (2,567,026)
                                                                                 ------------------     -------------------

Total Shareholders' Equity                                                                1,754,413               1,641,081
                                                                                 ------------------     -------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $        2,375,760     $         1,770,450
                                                                                 ==================     ===================

   See accompanying notes to the condensed consolidated financial statements.

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
           OPERATIONS AND COMPREHENSIVE LOSS FOR THREE MONTHS AND NINE
        MONTHS ENDED SEPTEMBER 30, 2006 AND 2005, AND FOR THE PERIOD FROM
            FEBRUARY 11, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2006


                                                                                                       For the Period From
                                                                                                        February 11, 2002
                                         Three Months Ended                 Nine Months Ended          (Inception) Through
                                         September 30, 2006                 September 30, 2006          September 30, 2006
                                      ----------------------------    ----------------------------    ---------------------
                                           2006            2005            2006           2005
                                      ------------    ------------    ------------    ------------


REVENUE                               $        733    $         --    $      1,006    $         --    $              1,006

Cost of goods sold                            (539)             --            (623)             --                    (623)
                                      ------------    ------------    ------------    ------------    ---------------------

GROSS PROFIT                                   194              --             383              --                     383

Research and development costs             (22,401)        (39,639)        (72,845)        (60,649)               (294,844)

General and Administrative Expenses       (286,330)       (289,141)       (983,534)       (706,671)             (3,336,384)
                                      ------------    ------------    ------------    ------------    ---------------------

LOSS FROM OPERATIONS                      (308,537)       (328,780)     (1,055,996)       (767,320)             (3,630,845)

OTHER INCOME                                 1,005           2,999           3,012           4,370                  13,131

LOSS ON SALE OF INVESTMENT                      --              --              --              --                  (2,296)
                                      ------------    ------------    ------------    ------------    ---------------------

NET LOSS                                  (307,532)       (325,781)     (1,052,984)       (762,950)             (3,620,010)
                                      ------------    ------------    ------------    ------------    ---------------------

Foreign currency translation gain           18,642          22,490          33,283          22,490                  58,564

                                      ------------    ------------    ------------    ------------    ---------------------

COMPREHENSIVE LOSS                    $   (288,890)   $   (303,291)   $ (1,019,701)   $   (740,460)            $(3,561,446)
                                      ============    ============    ============    ============    =====================

LOSS PER SHARE, BASIC AND DILUTED     $      (0.01)   $      (0.01)   $      (0.03)   $     (0.02)
                                      ============    ============    ============    ===========

WEIGHTED  AVERAGE  SHARES
OUTSTANDING, BASIC AND DILUTED          33,086,740      31,343,714      32,823,786      30,704,441
                                      ============    ============    ============    ===========


   See accompanying notes to the condensed consolidated financial statements.

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
          IN SHAREHOLDERS' EQUITY FOR THE PERIOD FROM FEBRUARY 11, 2002
                     (INCEPTION) THROUGH SEPTEMBER 30, 2006


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

Fair  market value of Stockk options
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

Fair  market value of Stockk options
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


    See accompanying notes to the condensed consolidated financial statements

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
          IN SHAREHOLDERS' EQUITY FOR THE PERIOD FROM FEBRUARY 11, 2002
               (INCEPTION) THROUGH SEPTEMBER 30, 2006 (continued)


                                                                                                                       Common
                                                                                   Additional                           Stock
                                                          Common Stock               Paid-in         Deferred           To Be
                                                    Shares           Amount          Capital       Compensation        Issued
                                                 -------------    -------------   -------------    -------------    -------------

BALANCE DECEMBER 31, 2004                           30,271,590    $      30,272   $   2,995,342    $    (390,890)   $          --


Issuance of 2,179,947 shares at $0.50                2,179,947            2,180       1,087,794               --               --

Stock options issued for services                           --               --          34,935          (34,935)              --

Stock  options  granted to employees  and
officers                                                    --               --         680,605         (680,605)              --

Amortization  of deferred  consulting and
compensation expenses                                       --               --              --          458,127               --

Return of options                                           --               --        (139,604)         139,604               --

Exercise of options                                         --               --            (328)              --              328

Foreign currency translation gain                           --               --              --               --               --

Net loss                                                    --               --              --               --               --
                                                 -------------    -------------   -------------    -------------    -------------


BALANCE DECEMBER 31, 2005                           32,451,537    $      32,452   $   4,658,744    $    (508,698)   $         328


Stock issued for service                               122,000              122         286,508         (286,650)              20

Issuance of 540,348 shares at $1.20                    540,348              540         647,877               --               --

100,000 shares to be issued at $1.20                        --               --         119,900              100              (20)

Reclassification employee deferred
compensation                                                --               --        (394,083)         394,083               --

Amortization  of deferred  consulting and
compensation expenses                                       --               --              --          321,020               --

Exercise of options                                    378,116              378              --               --             (328)

Forfeiture of options                                       --               --          (1,143)           1,143               --

Vested options granted to employees                         --               --          43,637               --               --

Foreign currency translation gain                           --               --              --               --               --

Net loss                                                    --               --              --               --               --
                                                 -------------    -------------   -------------    -------------    -------------
BALANCE September 30, 2006 (unaudited)              33,492,001    $      33,492   $   5,361,440    $     (79,102)   $         120
                                                 =============    =============   =============    =============    =============



                                                                                     Deficit
                                                                   Accumulated     Accumulated
                                                                      Other        During The
                                                 Subscriptions    Comprehensive    Development
                                                  receivables      Gain (Loss)        Stage            Total
                                                 -------------    -------------   -------------    -------------

BALANCE DECEMBER 31, 2004                        $          --    $      (1,600)  $  (1,313,933)   $   1,319,191


Issuance of 2,179,947 shares at $0.50                       --               --              --        1,089,974

Stock options issued for services                           --               --              --               --

Stock  options  granted to employees  and
officers                                                                     --              --               --

Amortization  of deferred  consulting and
compensation expenses                                       --               --              --          458,127

Return of options                                           --               --              --               --

Exercise of options                                         --               --              --               --

Foreign currency translation gain                           --           26,882              --           26,882

Net loss                                                    --               --      (1,253,093)      (1,253,093)
                                                 -------------    -------------   -------------    -------------


BALANCE DECEMBER 31, 2005                        $          --    $      25,282   $  (2,567,026)   $   1,641,082


Stock issued for service                                    --               --              --               --

Issuance of 540,348 shares at $1.20                        (71)              --              --          648,346

100,000 shares to be issued at $1.20                        --               --              --          119,980

Reclassification employee deferred
compensation                                                --               --              --               --

Amortization  of deferred  consulting and
compensation expenses                                       --               --              --          321,020

Exercise of options                                         --               --              --               50

Forfeiture of options                                                        --              --               --

Vested options granted to employees                         --               --              --           43,637

Foreign currency translation gain                           --           33,282              --           33,282

Net loss                                                    --               --      (1,052,984)      (1,052,984)
                                                 -------------    -------------   -------------    -------------
BALANCE September 30, 2006 (unaudited)           $         (91)   $      58,564   $  (3,620,010)       1,754,413
                                                 =============    =============   =============    =============


    See accompanying notes to the condensed consolidated financial statements

                    BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
      PERIODS ENDED SEPTEMBER 30,2006 AND THE PERIOD FROM FEBRUARY 11, 2002
                     (INCEPTION) THROUGH SEPTEMBER 30, 2006


                                                                                                                For the Period
                                                                                                                 From February
                                                                                                                   11, 2002
                                                                                                                  (Inception)
                                                                          For Nine Months    For Nine Months        Through
                                                                          Ended September    Ended September     September 30,
                                                                             30, 2006           30, 2005              2006
                                                                          ---------------    ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                 $    (1,052,984)   $      (762,950)   $    (3,620,010)
 Adjustments  to  reconcile  net  loss to net  cash  used in operating activities:
 Depreciation                                                                       5,055              4,871             17,668
 Amortization of land use right                                                    12,262              3,650             51,909
 Amortization of interest income                                                       --               (849)                --
 Non cash stock compensation expense                                              364,659            253,782          1,126,948
 Stock issued for services                                                             --                 --             50,000
 Loss on sale of investment                                                            --                 --              2,107
 Decrease (increase) in inventory                                                  (6,954)                --             (6,954)
 Decrease (increase) in prepaid expense and other assets                             (183)           (13,075)           (35,164)
 (Decrease) increase in accrued expenses and other payable                         54,237             87,822            183,606
                                                                          ---------------    ---------------    ---------------
    Net Cash Used In Operating Activities                                        (623,908)          (426,749)        (2,229,890)
                                                                          ---------------    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of land use right                                                            --                 --           (394,559)
 Increase in construction in progress                                            (267,908)          (473,764)        (1,205,888)
 Purchase of fixed assets                                                         (59,082)           (16,118)          (100,264)
 Purchase of investment                                                                --                 --            (40,000)
 Decrease in advance to a construction contractor                                      --            362,472                 --
 Advance to employees                                                                  --                 --             19,069
                                                                          ---------------    ---------------    ---------------
    Net Cash Used In Investing Activities                                        (326,990)          (127,410)        (1,721,642)
                                                                          ---------------    ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock                                               768,376          1,089,994          4,138,913
                                                                          ---------------    ---------------    ---------------
    Net Cash Provided By Financing Activities                                     768,376          1,089,994          4,138,913
                                                                          ---------------    ---------------    ---------------


NET INCREASE (DECREASE) INCASH AND CASH EQUIVALENTS                              (182,524)           535,835            187,381

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            28,847             22,490             44,588

 Cash and cash equivalents, beginning of period                                   385,646            495,805                 --
                                                                          ---------------    ---------------    ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $       231,969    $     1,054,130    $       231,969
                                                                          ===============    ===============    ===============

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest Paid                                                            $            --    $            --    $            --
                                                                          ===============    ===============    ===============
 Income taxes Paid                                                        $            --    $            --    $            --
                                                                          ===============    ===============    ===============

    See accompanying notes to the condensed consolidated financial Statements


                    BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                  STATEMENTS AS OF SEPTEMBER 30, 2006 AND 2005

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

NOTE 2 - NATURE OF COMPANY

Bio-Bridge Science, Inc. (a development stage company) ("the Company" or " we") was incorporated in the State of Delaware on October 26, 2004 to serve as a vehicle to execute an exchange of capital stock with Bio-Bridge Science Corporation, a Cayman Islands corporation, to redomicile from the Cayman Islands to Delaware. The Company's fiscal year end is December 31.

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

NOTE 3 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. Furthermore, the Company has generated insignificant revenues and has incurred accumulated losses and negative operating cash flows of $3,620,010 and $2,229,890, respectively, from inception through September 30, 2006, and a working capital deficiency of $337,705 as of September 30, 2006. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations.

The uncertainty related to these conditions raises substantial doubt about the Company's ability to continue as going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the next 12 months, the Company intends to raise capital through an offering of its securities or from loans to continue research and development of HIV-PV Vaccine I in China as well as complete the construction of its laboratory in China and continue operations. On November 29, 2005, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, LP, a Delaware limited partnership based in Boston ("Dutchess"). Under the terms of the Agreement, Dutchess has agreed to purchase from the Company up to $10,000,000 of the Company's common stock over a 24-month period (Please see investment agreement in Note 5).

The Company believes it will have a need for financing and cannot guarantee that financing will be available, on acceptable terms or at all. From January 1, 2006 to September 30, 2006, the Company sold 640,348 shares of its common stock, which were issued to 41 investors pursuant to Regulation S and Regulation D under the Securities Act of 1933, and raised proceeds of $768,376.

At this time, the Company is unable to determine when the HIV-PV Vaccine I will become fully developed, manufactured and sold. Also the Company plans to develop new products, such as HPV vaccine, colon caner vaccine and mucosal adjuvant in the first half of 2007, but the Company cannot guarantee that these aforementioned products will be fully developed and enter human clinical trials. The Company does not expect to generate any significant revenues in the next 12 months. If the Company fails to obtain financing, either through an offering of its securities or from loans from certain sources, it may be unable to maintain its planned operations.

NOTE 4-SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

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


                                                    2006        2005
                                                 ---------   ---------

     Quarter / Year end RMB: US$ exchange rate      7.9087      8.0702

     Average yearly RMB: US$ exchange rate          7.9895      8.1734



The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

On July 22, 2005, the Renminbi rose approximately 2 percent against the US dollar at the exchange rate of 8.11 to 1. The Chinese government manifested that it would adopt a more flexible exchange rate system. Therefore, it is expected that the RMB will further appreciate against major currencies gradually in the future.

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

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) or warrants. As of September 30, 2006, common stock equivalents consist of 2,665,675 options that each convert into one share of the Company's common stock. For the three and nine months ended September 30, 2006 and 2005, common equivalent shares have been excluded from the calculation of diluted loss per share as their effect is anti-dilutive.

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

As a result of adopting SFAS 123R on January 1, 2006, we recognized stock-based compensation expense of $364,659 for the nine months ended September 30, 2006. We also recorded the non-vested portion of non-employees deferred compensation of $79,103 during the nine months ended September 30, 2006 in accordance with the financial reporting requirements of SFAS 123R.

Recent Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS No.157, "Fair Value Measurements", which provides enhanced guidance for using fair value to measure assets and liabilities. In support of this fair value principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those fair value assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard will not have a material effect on the Company's financial position or results of operations.

On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)" SFAS No.158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires that publicly traded companies initially recognize the funded status of a defined benefit postretirement plan and provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of this standard will not have a material effect on the Company's financial position or results of operations.

NOTE 5 - SHAREHOLDER'S EQUITY

The following represents transactions involving the purchases of the Company's common stock for cash categorized by period (for the period from the date of inception to September 30, 2006):

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

o On September 27, 2002, 786,090 shares were issued for a cash payment of $36,790.

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

o On September 1, 2004, 240,000 shares were issued to three individuals for a total cash payment of $120,000.

o On September 4, 2004, 85,000 shares were issued to four individuals for a total cash payment of $42,498.

o On September 5, 2004, 81,000 shares were issued to three individuals for a total cash payment of $40,500.

o On September 7, 2004, 80,000 shares were issued to four individuals for a total cash payment of $40,000.

o On September 8, 2004, 40,000 shares were issued to two individuals for a total cash payment of $20,000.

o On September 9, 2004, 60,000 shares were issued to two individuals for a total cash payment of $30,000.

o On September 11, 2004, 140,000 shares were issued to six individuals for a total cash payment of $70,000.

o On September 12, 2004, 60,000 shares were issued to two individuals for a total cash payment of $30,000.

o On September 13, 2004, 20,000 shares were issued for a cash payment of $10,000.

o On September 14, 2004, 260,000 shares were issued to nine individuals for a total cash payment of $130,000.

o On September 15, 2004, 530,000 shares were issued to twelve individuals for a total cash payment of $265,000.

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

o On September 6, 2005, 60,000 shares were issued to one individual for a total cash payment of $30,000.

o On September 13, 2005, 50,000 shares were issued to two individuals for a total cash payment of $25,000.

o On September 15, 2005, 40,000 shares were issued to one individual for a total cash payment of $20,000.

o On September 20, 2005, 100,000 shares were issued to two companies for a total cash payment of $50,000.

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

2006:

ISSUANCE OF 540,348 SHARES AT $1.20 PER SHARE FOR TOTAL CONSIDERATION OF
$648,417

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

SALE OF 100,000 SHARES AT $1.20 PER SHARE TO BE ISSUED FOR TOTAL CONSIDERATION OF $120,000

o On September 6, 2006, 100,000 shares were sold to an individual for a total cash payment of $120,000.

ISSUANCES OF COMMON STOCK FOR SERVICES

On February 9, 2006, the Company and CEOcast, Inc. entered into an investor relations consulting agreement whereby the Company committed to pay $5,000 a month and a total 72,000 shares of common stock for purchase of investor relations services during the next six months after the singing of the agreement. In the first quarter of 2006, the Company paid $10,000 in cash for the cash portion of the fees for the first month and the last month of the six-month service and we also issued 36,000 shares of common stock to CEOcast, Inc. In the second quarter of 2006, we paid $20,000 in cash to CEOcast, Inc for the cash fee portion of the remaining four- month service and issued another 36,000 shares of common stock for service in accordance with the agreement The first 36,000 shares were valued at $64,800 using the closing share price of $1.80 at the grant date. The second 36,000 shares of common stock were valued at $75,600 at the grant date on May 9, 2006, and our stock closing price on that day was $2.10. The Company had amortized all $75,600 as compensation cost as of September 30, 2006. During the first quarter of 2006, we terminated our prior investor relations consulting agreement with Adam Friedman Associates, LLC and paid all the amounts owed.

On March 6, 2006, we engaged CH Capital LLC for financial consulting services and agreed to issue a total of 50,000 shares of common stock for these financial consulting services. 25,000 shares were issued on signing and the remaining 25,000 shares are owed three months from the date of signing. The fair value of the 50,000 shares was $101,250 and was allocated as follows: the value of the first 25,000 shares was calculated using the closing share price of $1.80 on the date of the signing and the value of the remaining 25,000 shares was calculated using the closing share price of $2.25 on September 6, 2006. As of September 30, 2006, the Company had amortized $57,976 as compensation cost. The amount of $43,274 was reflected as deferred compensation in the balance sheet as of September 30, 2006.

On July 1, 2006, the Company issued a total of 20,000 shares of common stock to two consultants, with 10,000 shares for each. The fair value of the 20,000 shares was $45,000 using the closing share price of $2.25 on July 1, 2006. As of September 30, 2006, the Company had amortized $11,250 as compensation cost and the amount of $ 33,750 was reflected as deferred compensation as of September 30, 2006.

EXERCISE OF STOCK OPTIONS

2006:

During the second quarter, 50,000 options were exercised by Adam Friedman Associates, LLC for a cash payment of $50.

ISSUANCES OF OPTIONS AND WARRANTS

On October 14, 2005, the Company issued to Liang Qiao, M.D., the Company's chief executive officer, an option to purchase 600,000 shares of common stock at $0.55 per share to be exercised with a three-year period. The options granted were valued at $157,770 at the date of grant, which was determined by the Black-Scholes-Merton valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 4 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options is being amortized over a three- year requisite service period. As of September 30, 2006, $39,455 had been amortized as compensation expense and included in the accompanying statements of operations.

On October 14, 2005, the Company issued 25 employees options for the purchase of a total of 1,345,000 shares of common stock at $0.50 per share to be exercised with a ten-year period. The options granted were valued at $369,045 at the date of grant, which was determined by the Black-Scholes-Merton valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 4 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry, and there is 0% forfeiture rate. The value of the options is being amortized over a three- year requisite service period (one twelfth (1/12) each quarter). In 2005, $30,754 was charged as compensation expense. As of September 30, 2006, $91,882 had been charged and included in the accompanying statements of operations. In the third quarter of 2006, 20,000 options were forfeited.

On November 2, 2005, the Company issued to Adam Friedman Associates LLC, the Company's investor relations consultant, an option to purchase 50,000 shares of common stock at $.001 per share to be exercised within a one-year period in consideration for financial consulting service to be provided over a one-year period. The options granted were valued at $24,952 at the date of grant, which was determined by the Black-Scholes-Merton valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 1.5 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options issued was capitalized by the company as a prepaid consulting fee and is being amortized over the one- year term of the service agreement. In 2005, $4,159 was charged as consulting expense. As of September 30, 2006, $2,079 was capitalized in the balance sheet and $22,873 had been amortized as consulting expense. Adam Friedman Associates LLC exercised the 50,000 options in the second quarter of 2006 for a cash payment of $50.

INVESTMENT AGREEMENT

On November 29, 2005, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, LP, a Delaware registered limited partnership based in Boston ("Dutchess"). Under the terms of the Agreement, Dutchess has agreed to purchase from the Company up to $10,000,000 of the Company's common stock over a 24-month period. After a registration statement covering the resale of up to 2,000,000 shares of the Company's common stock is declared effective, the Company has the right to deliver a put notice and sell to Dutchess (i) $100,000 of its common stock or (ii) 200% of the average daily volume for the 10 trading days prior to the put notice date, multiplied by the average of three daily closing bid prices immediately preceding the put date. The purchase price per share identified in each put notice will be equal to 95% of the lowest closing bid price of the Company's common stock during five trading days after the applicable put notice date. Pursuant to the terms of the agreement, the Company has the right to control the timing and amount of stock sold to Dutchess. The Company is not entitled to submit a put notice until after the closing of the previous put notice. Pursuant to the agreement, upon receipt of a put notice, Dutchess will be required to purchase from the Company during the applicable pricing period a number of shares having an aggregate purchase price equal to the lesser of (i) the put amount identified in the put notice, and (ii) 20% of the aggregate trading volume of the Company's common stock during the pricing period multiplied by the lowest closing bid price during the applicable pricing period In addition, the agreement requires the Company to pay a registered broker dealer 2.5% of the put amount on each draw towards the placement agent fee up to a total cumulative amount of $10,000. The agreement terminates upon the earlier to occur of the following events: (i) when Dutchess has purchased an aggregate $10,000,000 of the Company's common stock, or an aggregate of 2,000,000 shares of the Company's common stock; or (ii) on the date which is 24 months after the effective date of the registration statement.

The Company filed a registration statement on Form SB-2 with respect to the common stock being offered to Dutchess on December 30, 2005. The SB-2 was declared effective by the SEC in January 2006.

At September 30, 2006, no shares had been issued under the Investment Agreement with Dutchess.

NOTE 6 - STOCK OPTION PLAN

On December 1, 2004, the Company's shareholders approved the 2004 Stock Incentive Plan The 2004 stock incentive plan provides for the grant of incentive stock options to our employees, and for the grant of non-statutory stock options, restricted stock, stock appreciation rights and performance shares to our employees, directors and consultants. The Company has reserved a total of 2,000,000 shares of its common stock for issuance pursuant to the 2004 stock incentive plan. The 2004 stock incentive plan does not provide for automatic annual increases in the number of shares available for issuance under the plan. As of September 30, 2006, 1,960,000 options had been granted under this plan.

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

The following table summarizes the stock option activity under the plan and outside-the-plan issuances:


                                          Options    Weighted Average
                                          Granted     Exercise Price
                                         ---------   ----------------

     Outstanding at January 1, 2006      2,837,675   $           0.36
     Granted                                    --                 --
     Exercised                             (50,000)                --
     Withdrawn                            (122,000)  $           0.10
                                         ---------   ----------------
     Outstanding at September 30, 2006   2,665,675   $           0.37
                                         =========   ================
     Exercisable at September 30, 2006   1,385,675   $           0.24
                                         =========   ================


The following table summarizes information about stock options outstanding as of September 30, 2006:


                                           Options Outstanding                           Options Exercisable
        ----------------------------------------------------------------------------------------------------------------------------
        Range of Exercise     Number of    Weighted Average       Weighted Average           Number of            Weighted  Average
             Prices            Shares       Exercise Price       Remaining Contractual         Shares              Exercise Price
                                                                   Life (in years)
        ----------------------------------------------------------------------------------------------------------------------------
         $0.001 to $0.55     2,665,675          $0.36                  8.0                    1,385,675                 $0.10
                             ---------                                                        ---------

                             2,665,675                                                        1,385,675
                             =========                                                        =========


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease commitment

As of September 30, 2006, the Company had remaining outstanding commitments in respect to its non-cancelable operating lease for its office in Oak Brook, IL, of which $6,578 is due through December 31, 2006 and $17,542 is due in 2007, and its offices in Beijing, PRC (which is leased from Wenhui Qiao, our director and president, and his wife), of which $4,506 is due through December 31, 2006 and $9,012 is due in 2007.

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the four co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, the Company has obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of September 30, 2006, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

Research and Development agreements

On May 6, 2004, the Company and Beijing Institute of Radiation Medicine entered into agreements for pre-clinical animal testing of HIV-PV Vaccine I. The aggregate amount for the testing is $122,348 and as of September 30, 2006, the remaining commitment was $35,360.

Contractual Obligations Schedule

Payments due as of September 30, 2006 under contractual obligations mature as follows:


                                  Payments due by period ($ in thousands)
                                ------------------------------------------
                                                less than       2007 and
     Obligations                   Total       three months      beyond
     ------------------------   ------------   ------------   ------------
     Lease obligation                     38             11             27
     R&D agreement obligation             35             35             --
                                ------------   ------------   ------------
     Total                                73             46             27
                                ============   ============   ============


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


OVERVIEW

Bio-Bridge Science, Inc. is a development stage company whose subsidiaries are focused on the commercial development of vaccine related technology. The main product we are developing is HIV-PV Vaccine I. The pre-clinical testing of HIV-PV Vaccine I on laboratory animals in Beijing, China was completed, and the testing result was issued in June 2006. Once the GMP facility is equipped and the vaccine produced in the facility, we will apply to China's State Food and Drug Administration for approval to conduct clinical trials of HIV-PV Vaccine I. We have completed the construction of the outside body of our phase I laboratory and bio-manufacturing facility, and the inner construction was finished as of September 2006. The phase I interior and exterior construction was completed according to GMP rules and requirements; however, construction of high and low voltage electricity and installation of steam equipment is still taking place with local suppliers. So the entire project was not completed as of September 30, 2006. Therefore, the construction was still recorded as work in process as of September 30, 2006, instead of fixed asset in the balance sheet as of September 30, 2006.

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

Since inception, we have generated few revenues. We incurred net losses of $1,253,093 in 2005 and $944,437 in 2004. As of September 30, 2006, we had an
accumulated deficit of $3,620,010 and a working capital deficiency of $337,705. Our continued existence is dependent upon our ability to obtain additional financing. Our capital requirements for the next 12 months, as they relate to further research and development relating to our first product candidate, HIV-PV Vaccine I and other new vaccine candidates, have been and will continue to be significant. As of September 30, 2006, we have funded our operations through equity offerings whereby we raised an aggregate $4,138,913 since inception. We will need to obtain additional financing in addition to the funding already raised through the sale of equity securities to fund our cash needs and continue our operations beyond December 2006. During the nine months ended September 30, 2006, we have sold 640,348 shares pursuant to private placements, and have received proceeds of $768,376 to date.

As of December 31, 2005, our independent auditors have added an explanatory paragraph to their report of our audited financial statements for the year ended December 31, 2005 stating that our accumulated net loss of $2,567,026, lack of revenues and dependence on our ability to raise additional capital to continue our existence, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements and their explanatory notes included as part of this quarterly report do not include any adjustments that might result from the outcome of this uncertainty. We are in discussions with several potential institutional investors, but we have no investment commitment or terms finalized as of September 30, 2006, except the investment agreement we entered into with Dutchess Private Equities Fund, LP on November 29, 2005, which is still in effect. If we fail to obtain additional financing, either through an offering of our securities or by obtaining loans, we may be forced to reduce operating costs and postpone completion of our laboratory and manufacturing facility. Development of our vaccines or research programs would be adversely affected or suspended altogether from such cost reductions, and we could be forced to cease our business.

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


Also we plan to develop three more products in the near future to diversify our potential product offerings, and these new potential products are summarized as follows:

o HPV preventive and therapeutic vaccines - an oral vaccine that will be used to prevent and treat HPV 16, 18, 31, 45, and 58 infection (cover >90% of HPV causing cervical cancer).

o Colon cancer therapeutic vaccine--an oral vaccine that treats CEA+ colon cancer.

o Mucosal adjuvant -- an adjuvant that can be used to enhance vaccines efficacy in elderly, e.g. for influenza virus vaccine for age over 60.

The pre-clinical testing of HIV-PV Vaccine I on laboratory animals was completed in Beijing Institute of Radiation Medicine, and the testing result was issued in June 2006. Once the vaccine has been produced in our GMP facility, we will submit application of clinical trial with SFDA. The clinical trial for therapeutic vaccine is expected to last 2 to 3 years. The clinical trial for preventive vaccine will last longer, most likely 5 to 7 years.

We plan to conduct the pre-clinical trials for HPV vaccines, Colon cancer vaccine and mucosal adjuvant in cooperation with leading medical research institutes in Beijing, China in early 2007. We estimate that we will complete the pre-clinical trial of HPV vaccine by end- 2007 and enter clinical trials in the first half of 2008. As we discussed previously, clinical trial for therapeutic vaccine is expected to last 2 to 3 years. The clinical trial for preventive vaccine will last longer, most likely 5 to 7 years according to our estimate. All the technology applied in the new product candidates is based on the technology co-developed by our CEO, Liang Qiao, M.D. Because we use the same technology, we expect to use the same GMP facility in Beijing, China to produce these vaccines for pre-clinical and clinical trials.

To date we have funded our operations from funds we raised in private offerings. During the nine months ended September 30, 2006, we sold 640,348 shares of common stock at a price of $1.20 per share to be issued to 41 investors from private placements, and raised gross proceeds of $768,376. During the next twelve months, we need to raise capital through an offering of our securities or from loans to continue research and development of HIV-PV Vaccine I in China as well as complete the construction of our phase two laboratory and administrative facility in China, which we estimate will cost approximately $3 million for total Phase I and II project works. We have funded half of the funds needed and the remaining $1.5 million still needs to be funded for the two phase project works as of September 30, 2006. We currently have no commitments to make payments to complete the phase II construction project. We estimate that our capital requirements for the next twelve months will be as follows:

o approximately $1.3 million for our laboratory/bio-manufacturing facility' steam and electricity work for Phase I laboratory manufacturing facility project in Beijing, China;

o approximately $1.0 million to purchase advanced laboratory equipment and supplies for our vaccine production;

o approximately $0.5 million to finish Phase I clinical study and the preparatory work;

o approximately $1.8 million for working capital and general corporate needs;
  and

o approximately $0.6 million for pre-clinical trials on HPV vaccines, colon cancer vaccine, and mucosal adjuvant.

In addition, we estimate that the total cost to bring our HIV-PV vaccine I product to market in China will be $10 million for the therapeutic vaccine, and an additional $6 million for the preventative vaccine. We expect that the therapeutic vaccine can be brought to market in 2 to 3 years and the preventative vaccine can be brought to market in 5 to 7 years, if we are successful in raising the funds to complete development of the vaccine. As of September 30, 2006, our cash and cash equivalents position was $ 231,969 Although we have received proceeds of $768,376 in the past nine months pursuant to private equity financings, we will need to raise additional funds through the public or private sales of our securities, loans, or a combination of the foregoing. We cannot guarantee that financing will be available to us, on acceptable terms or at all. We also may borrow from local banks in China given that our land use right and laboratory facility could be used as collateral for borrowing. If we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we will be unable to maintain our operations and may be forced to scale back or cease our business.

We signed an exclusive agency agreement with Xinhua Surgical Instruments Co. Ltd. to distribute its operational instruments in the United States end of 2005. We are currently forming a sales team and seeking collaboration with local distributors and developing markets for Xinhua instruments. As these activities will take significant amount of time, we do not expect to generate any significant revenues in the next 12 months

Another major corporate focus is to acquire other profitable vaccine companies in China. The acquisition may help support our development of HIV vaccines by stable operational cash flows from acquisition targets and provide skillful work force as well as distribution channels. Also, we expect the potential acquisition may boost our vaccine product lines and solidify our strategy to be a leading vaccine manufacturer in China in the future.

Results of Operations

Three-month period ended September 30, 2006 and September 30, 2005

During three- month period ended September 30,2005, we had no revenue. During three months period ended September 30, 2006, we had revenues of $733 due to sale of surgical instrument in the United States. The cost of revenue was $539. Since we entered into this agreement, we have been establishing sales inventory of Xinhua's surgical instruments, printed marketing materials such as catalogs and post cards, compiled a list of potential customers, started forming a sales force, and implementing a strategic marketing plan for selling Xinhua's instruments. We expect that the revenue from sales of these instruments will gradually increase in the future as a result of these efforts.

For the quarter ended September 30, 2006, research and development expenses were $22,401 as compared to $39,639 for the quarter ended September 30, 2005. The decrease of $17,238 is due primarily to the decreased expense on pre-clinical trial development of our HIV-PV Vaccine I than last year.

For the quarter ended September 30, 2006, general and administrative expenses were $286,330 as compared to $289,141 for the quarter ended September 30, 2005. The decrease of $2,811 is due primarily to decreases in consulting expense.

For the quarter ended September 30, 2006, interest and other income was $1,005 as compared to $2,999 for the quarter ended September 30, 2005. The decrease of $1,994 is due primarily to a decrease in cash balance.

Net loss for the quarter ended September 30, 2006, was $307,532 as compared to $325,781 for the quarter ended September 30, 2005. This decrease in net loss is attributable primarily to the decreased consulting related fees and decreased research and development costs.


Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

During nine months ended of September 30, 2005, we had no revenue. During the nine months ended September 30, 2006, we had revenues of $1,006 due to our selling surgical instrument in the United States. The cost of revenue was $623, which was 62% of the total revenue.

For the nine months ended September 30, 2006, research and development expenses were $72,845 as compared to $60,649 for the nine months ended September 30 2005. The increase of $12,196 is due primarily to the pre-clinical trial development of our HIV-PV Vaccine I, and the continuing recruiting of the research and development staff.

For the nine months ended September 30, 2006, general and administrative expenses were $983,534 as compared to $706,671 for the nine months ended September 30, 2005. The increase of $276,863 is due primarily to increases in non-cash compensation expense of $193,400 and consulting expense of $48,600 resulting from our grant of warrants to consultants. Also we had increases in salary, office, selling expense and others in nine months ended September 30, 2006 compared with 2005, which were $11,400, $8,900, $13,800 and $763, respectively.

For the nine months ended September 30, 2006, interest and other income was $3,012 as compared to $4,370 for the nine months ended September 30, 2005. The decrease of $1,358 was due primarily to decrease in cash balance.

Net loss for the nine months ended September 30, 2006, was $1,052,984 as compared to $762,950 for the nine months ended September 30, 2005. This increase in net loss was attributable primarily to the increase of compensation costs, consulting, salary, selling expense and related fees.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalent balances, which were $231,969 at September 30, 2006, and $385,646 at December 31, 2005. Since our inception, we have incurred significant losses, and as of September 30, 2006, we had an accumulated deficit of $3,620,010.

Net cash used in operating activities was $623,908 for the nine months ended September 30, 2006 and $426,749 for the nine months ended September 30, 2005. The increase was due primarily to an increase in the scale of business including increased hiring of employees.

Cash flows used in investing activities was $326,990 for the nine months ended September 30, 2006 and $127,410 for the nine months ended September 30, 2005. This net increase was due to the purchase of fixed assets, including equipments, and construction in process.

Net cash provided by financing activities was $768,376 for the nine months ended September 30, 2006 compared to $1,089,994 for the nine months ended September 30, 2005. This was mainly due to decreased proceeds from the issuance of common stock through private placements.

To date, our operations have been funded through issuances of our common stock whereby we raised an aggregate of $4,138,913 from inception through September 30, 2006.

Based on our current operating plan, we believe that we have sufficient cash and cash equivalents to last approximately through March 2007. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond March 2007. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations. The uncertainty related to these conditions raises substantial doubt about our ability to continue as going concern.

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

Impairment of long-lived assets.

We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No 144, which was adopted on January 1, 2002. SFAS No. 144 supersedes SFAS No 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets To Be Disposed of, or SFAS No. 121. Our long-lived assets consist of land use rights, notes, fixed assets, construction in process, and prepaid consulting fees. We regularly evaluate our long-lived assets, including our intangible assets, for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured using discounted cash flows. In the years ending December 31, 2005, 2004 and 2003, we performed an evaluation of our long-lived assets and noted no impairment.

Research and development costs

We account for research and development expense under the guidance of SFAS No.2, Accounting for Research and Development Costs, which was adopted in October 1974. Research and development costs are charged to operations as incurred. Our research and development costs include mainly salaries of research and development personnel, contract service expense for conducting pre-clinical trial study by Beijing Institute of Radiation Medicine.


COMMITMENTS AND CONTINGENCIES

Lease commitment

As of September 30, 2006, the Company had remaining outstanding commitments in respect to its non-cancelable operating lease for its office in Oak Brook, IL, of which $6,578 is due through December 31, 2006 and $17,542 is due in 2007, and its offices in Beijing, PRC (which is leased from Wenhui Qiao, our director and president, and his wife), of which $4,506 is due through December 31, 2006 and $9,012 is due in 2007.

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the four co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, the Company has obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of September 30, 2006, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

Research and Development agreements

On May 6, 2004, the Company and Beijing Institute of Radiation Medicine entered into agreements for pre-clinical animal testing of HIV-PV Vaccine I. The aggregate amount for the testing is $122,348 and as of September 30, 2006, the remaining commitment was $35,360.

Contractual Obligations Schedule

Payments due as of September 30, 2006 under contractual obligations mature as follows:


                                    Payments due by period ($ in thousands)
                                -----------------------------------------------
                                                   less than         2007 and
     Obligations                    Total         three months        beyond
     ------------------------   -------------    -------------    -------------
     Lease obligation                      38               11               27
     R&D agreement obligation              35               35               --
                                -------------    -------------    -------------
     Total                                 73               46               27
                                =============    =============    =============



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


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2006, we sold 100,000 shares of common stock at a price of $1.20 per share to an investor in reliance upon the exemption from registration set forth in Regulation S under the Securities Act of 1933, as amended (the "Act"), and raised gross proceeds of $120,000. In the first half of 2006, we sold 540,348 shares of common stock at a price of $1.20 per share to several investors in private placements and received the proceeds of $648,418.

For the Regulation S offering in the third quarter, we did not conduct a public solicitation in connection with the offer, purchase or sale of these shares, no advertisement was conducted with respect to this issuance in any public medium or forum, and we offered the shares on our behalf only to investors who resided outside the U.S and were not a "U.S. person", as defined in Regulation S under the Act, nor did they acquire the shares for the account or benefit of a U.S. person. The following conditions were all met with respect to the shares issued in the transaction: (1) the investors acknowledged that the shares have not been registered under the Act and that they may not be offered, sold or transferred, except in compliance with the Act and other applicable laws or an exemption therefrom, (2) the investors were sufficiently aware of the registrant's business affairs and financial condition to reach an informed decision to acquire the registrant's shares, and (3) neither the registrant nor the investor paid any fees to any finder or broker-dealer in conjunction with this issuance.

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

                            Bio-Bridge Science, Inc.



     /s/ Dr. Liang Qiao
     ---------------------------
     By: Dr. Liang Qiao                        Dated: November 13, 2006
     Chief Executive Officer

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