Form 10KSB
period 2006-12-31
BIO BRIDGE SCIENCE INC
filed 2007-04-02
CIK 1309304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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
$0.001 par value

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Note -- Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act from their obligations under those Sections.

Indicate by the check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

(Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐.

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Issuer's revenues for its most recent fiscal year: $1,768 As of March 15, 2007, 33,732,001 shares of the registrant's common stock and 4,000,000 shares of preferred stock were issued and outstanding, both at par value of $0.001. Aggregate market value of the voting stock held by non-affiliates as of December 31, 2006 was $8,341,249

BIO-BRIDGE SCIENCE, INC.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

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

PART I

ITEM 1 - BUSINESS

OVERVIEW

We are a development stage company focused on the commercial development of biological products for the prevention and treatment of human infectious diseases. Through our wholly owned subsidiaries, we intend to develop test and obtain regulatory approval for commercial sale of the following vaccines: a HIV-PV Vaccine I, a vaccine designed to prevent and treat infection by the human immunodeficiency virus, or HIV, a HPV vaccine, a colon cancer therapeutic vaccine and other related potential products. All these potential vaccines are based on a single technology platform co-developed by Dr. Liang Qiao, our chief executive officer and an associate professor at Loyola University Chicago. The technology is owned by Loyola University. In June 2002, Loyola University exclusively licensed this technology to our subsidiary Bio-Bridge Science Corporation with respect to development and sales in the territories of People's Republic of China, Japan and the United States. Pursuant to an agreement with the Beijing Institute of Radiation Medicine, the pre-clinical testing of our first vaccine product candidate, HIV-PV Vaccine I , on laboratory animals in mainland China was completed and the test results were issued in June, 2006. Once we are able to produce the product samples in our manufacturing facility in Beijing, China, we plan to apply to China's State Food and Drug Administration for approval to conduct clinical trials of HIV-PV Vaccine I.

Since the process of development, testing and approval can be a long term process, we plan to acquire profitable vaccine companies selectively in Asia, mainly in China, to increase our revenues and to acquire sales channels which we can use for our proprietary products once they are available

In May 2003, the Company acquired a land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of HIV-PV Vaccine I. As of December 31, 2005, the Company has received all necessary permits and approvals. The general plans for development include the construction of a laboratory facility (“Phase One”) and construction of an administrative office building (“Phase Two”). The Company estimates the total project costs for Phase One will be approximately $2,100,000 to $2,200,000. At December 31, 2006, Phase One construction and internal decoration was substantially complete at a cost of approximately $1,674,000, and is recorded as construction in progress. At December 31, 2006, $474,586 is due to the contractors of Phase One for the completed construction and internal decoration and is recorded as due to contractors. The Company estimates the remaining costs associated with Phase One will be approximately $400,000 to $500,000, primarily for permanent electrical and steam equipment the Company intends to have installed. At December 31, 2006, the Company had not negotiated any contracts for the purchase of any of the electrical and steam equipment. The Company estimates the purchase and installation of the electrical and steam equipment to be completed by July, 2007. In addition, the Company estimates the cost of laboratory equipment it will need to purchase will be approximately $800,000 to $1,000,000. At December 31, 2006, the Company had not negotiated any contracts for the purchase of any of the laboratory equipment. The Company estimates the purchase and installation of the laboratory equipment to be completed by July, 2007. At December 31, 2006, Phase Two was still in the design stage. The Company estimates total project costs for Phase Two will be approximately $1,000,000. The Company estimates that construction may begin on Phase Two after 2008, but currently has no plans for construction to begin on Phase Two.

We have finished the pre-clinical animal testing of HIV-PV Vaccine I through collaboration with Beijing Institute of Radiation Medicine and the testing showed encouraging results. We plan to purchase laboratory equipment in the second half of 2007 and install the equipment in our newly finished manufacturing laboratory. After we are able to produce our HIV-PV vaccine samples in our facility, we intend to submit application for approval of clinical trials to Beijing branch of the china State food and Drug Administration (SFDA). After we receive approval, we will conduct Phase I, II and III human clinical trials. If these clinical trials show that our vaccine is safe and effective, we will apply for a new drug approval certificate and approval for sale. We intend to conduct a phase IV clinical study after our vaccine is made available to the market. To date, we have not commenced clinical testing of this vaccine, nor has it been approved by the SFDA or any other regulatory agency. Further, we have generated insignificant revenues to date and, until we receive the necessary approvals from the SFDA or a similar regulatory authority located in Japan or the United States, we will not have significant revenues unless we acquire other vaccine companies.

On November 21, 2005, we entered into an exclusive distribution agreement with Xinhua Surgical Instruments Co. Ltd., located in Shandong, China. Under this agreement, we have been granted exclusive distribution rights for all Xinhua surgical instruments in the United States, which are subject to FDA approval. Our minimum turnover requirement begins in the second year in the amount of $50,000 and increases to $60,000 during the third year and increases 10% annually thereafter. We are responsible for advertising and marketing expenses in connection with distribution of Xinhua surgical instruments in the United States. Subject to minimum turnover requirements, our exclusivity rights in the United States will be extended unless we fail to fulfill the minimum turnover requirements. On December 6, 2005, we received confirmation from the FDA of our registration as a medical device establishment, which enables us to perform initial distributor and repackager operations. This confirmation is not FDA approval of any product or any of our activities. It is neither a license, nor a certification. We began marketing Xinhua surgical instruments that meet the criteria for class I medical devices under FDA rules, which do not require pre-market notification to the FDA.

We have incurred significant losses since inception as a result of research and development, general and administrative expenses in support of our operations. We expect to continue to incur substantial losses over at least the next year as we complete our pre-clinical trials, apply for regulatory approvals of clinical trials, construct our phase II laboratory and biomanufacturing facility and continue development of our technology. We will still need to raise additional capital during the next twelve month period to meet these operating expenses although we have raised $3 million in a recent convertible preferred stock private placement. See "Plan of Operation."

HISTORY, REORGANIZATIONS AND CORPORATE STRUCTURE OF THE COMPANY

We were incorporated in Delaware on October 26, 2004 as a holding company for the shares of Bio-Bridge Science Corp, a pre-existing vaccine development company. On November 4, 2004, we initiated exchange offers to the shareholders of Bio- Bridge Science Corp. By November 12, 2004, 100% of the shareholders of Bio-Bridge Science Corp. had tendered their shares. Effective December 1, 2004, we issued 29,971,590 shares of our common stock to the shareholders of Bio-Bridge Science Corp. pursuant to the Agreement for the Exchange of Shares dated as of November 4, 2004 ("Exchange Agreement") by and among us, Bio-Bridge Science Corp. and the shareholders of record of Bio-Bridge Science Corp. As a result of this exchange reorganization, effective December 1, 2004, we became the sole shareholder of Bio-Bridge Science Corp., and it became our wholly owned subsidiary. The Bio-Bridge Science Corp. shareholders acquired control of our company pursuant to the Exchange Agreement, resulting in Dr. Liang Qiao's ownership of 13,750,000 shares or approximately 45% of our company. The directors and members of management of Bio-Bridge Science Corp. are the same directors and management of Bio-Bridge Science, Inc. There was no change in corporate structure before and after the incorporation of Bio-Bridge Science, Inc. The acquisition will be accounted for as a reverse merger (recapitalization) with Bio-Bridge Science Corp. deemed to be the accounting acquirer, and Bio-Bridge Science Inc. deemed to be the legal acquirer. Accordingly, the historical financial information presented herein is that of Bio-Bridge Science Corp. as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value. The historical basis of assets, liabilities and retained earnings of Bio-Bridge Science Corp., the accounting acquirer will also be carried forward after the acquisition. Also, Bio-Bridge Science Corp. basis of its assets and liabilities will be carried over in the recapitalization.

Bio-Bridge Science Corp. was incorporated in the Cayman Islands on February 11, 2002 to complete development of, and commercialize, HIV-PV Vaccine I, a vaccine designed to prevent and treat infection and disease caused by HIV, the virus that causes AIDS. At the time of the exchange, Bio-Bridge Science Corp.'s directors included Dr. Liang Qiao, Wenhui Qiao, Toshihiro Komoike, Isao Arimoto and Shyh-Jing (Philip) Chiang. Its executive officers consisted of Dr. Liang Qiao, chief executive officer and secretary, Wenhui Qiao, president, Chuen Huei (Kevin) Lee, chief financial officer , Isao Arimoto, vice president , and Toshihiro Komoike, vice president.

Bio-Bridge Science Corp. holds a 100% interest in Bio-Bridge Science (Beijing) Corp. Ltd., a Wholly-Foreign Funded Enterprise of the People's Republic of China, which was established on May 20, 2002. Bio-Bridge Science (Beijing) was issued an operating license for 25 years on May 20, 2002. This license can be renewed for an additional 25 years after payment of a nominal fee. This 25-year limitation currently applies to all commercial enterprises in the People's Republic of China. Bio-Bridge Science Corp., through its wholly owned subsidiary in Beijing, China, is currently engaged in the development and commercialization of HIV-PV Vaccine I, in China. Bio-Bridge Science (Beijing)'s executive officer is Wenhui Qiao, general manager. Its directors include Wenhui Qiao, chairman, Dr. Liang Qiao, vice chairman, Mingjin Yu, Isao Arimoto and Shyh- Jing (Philip) Chiang.

On April 12, 2004, Bio-Bridge Science Corp. acquired 2,240,000, or 100% of the outstanding shares, of Aegir Ventures, Inc., a public reporting company, for a purchase price of $40,000. As a result of this acquisition, Aegir Ventures, Inc., a Delaware corporation, became a wholly owned subsidiary of Bio-Bridge Science Corp. On November 26, 2004, Bio-Bridge Science Corp. sold all issued and outstanding capital stock of Aegir Ventures, to Nakagawa Corporation, a Japan corporation, in exchange for $40,000 payable by promissory note due in November 26, 2006. On November 25, 2006, we extended the due date of the note to November 26, 2007.

OVERVIEW OF NEED FOR HIV VACCINE TO TREAT AIDS IN CHINA, JAPAN AND THE UNITED STATES

HIV is the virus that causes Acquired Immunodeficiency Syndrome, or AIDS, a lethal disease characterized by the gradual deterioration of the human immune system. HIV is transmitted by three predominant means: sexual contact; exposure to blood from an infected person, such as sharing needles in drug use; and transmission from infected mothers to their newborns. Although the disease is manifested in many ways, the problem common to all patients is the destruction of essential immune cells known as T lymphocytes, or T cells. Destruction of these T cells by HIV makes the body particularly vulnerable to infections and cancers that typify AIDS and ultimately cause death. Blocking HIV infection would prevent AIDS.

CHINA

In January 2006, the Chinese government along with WHO and UNAIDS jointly estimated that 650,000 people were living with HIV in China, including about 75,000 AIDS patients. During 2005 there were approximately 70,000 new HIV infections and 25,000 AIDS deaths. These numbers have to be considered in the context of China's extremely large population which is estimated at around 1,300 million.

The figure of 650,000 is lower than the previously published estimate of 840,000 in 2003. This is not because prevalence is falling, but is due to better data and improved methods of estimation. The number of reported AIDS cases is lower than the estimated number because of massive under reporting, especially in the rural areas. Undereporting can be explained by a shortage of testing equipment and trained health staff, as well as the continuing stigma.

According to the Joint United Nations Program on HIV/AIDS, or UNAIDS, and the World Health Organization, or WHO, and their report dated 2003, high rates of HIV prevalence has been found among injecting drug users - 35-80% in Xinjiang and 20% in Guangdong provinces of China - while a severe HIV epidemic has affected communities in China where unsafe blood-collection practices occurred in the 1990s. The HIV epidemic has spread to 31 provinces, autonomous regions and municipalities, and the number of reported HIV/AIDS cases has increased significantly in recent years. In 2005 alone, there were an estimated 70,000 new HIV (range 60,000 to 80,000) and 25,000 AIDS deaths (range 20,000 to 30,000) according to the Ministry of Health report dated January 24, 2006.

The Chinese government has acted to curb the HIV/AIDS epidemic, by prioritizing AIDS drug approval and establishing a policy, referred to as the Green Mile policy, to expedite the drug approval process. In 2001, the PRC Ministry of Health, the lead government agency responsible for addressing the HIV/AIDS epidemic, formed a Center for Disease Control and Prevention, adopted a five-year action plan, and increased government spending at the national and provincial levels. The funding for safety of national blood banks has been increased through a RMB 1.5 billion (about $181 million) government bond issue As a comparison, from 1990 to 1995, annual spending by the central government on HIV/AIDS was estimated to be around US$500,000 per year and increased to approximately $1.8 million per year from 1996 to 2000. In 2003, the central government spent RMB 390 million (US$48.75 million) and increased to RMB 800 million (US$100 million) in 2005 according to a report issued jointly by Ministry of Health, PRC, Joint United Nations Programme on HIV/AIDS, and World Health Organization. To date, we have not received any funding commitments from the Chinese government, nor have we applied for any government funding. However, we may apply for government funding in the future.

International and domestic programs have been undertaken to help prevent the spread of HIV in China and treat the patients infected by HIV. Grassroots organizations have created peer-education groups, and even small groups of independently organized college students are traveling to the countryside to teach prevention and raise awareness of HIV. International non-governmental organizations, foreign governments and the United Nations are all active in China and have invested funds and expertise in addressing the HIV epidemic. The Chinese government has expressed a willingness to work with the international community to create policies and programs that will prevent HIV/AIDS from spreading. On February 24, 2006, the State Council issued China’s 2006-2010 Plan for preventing and curbing the spread of HIV, in which the chief goal is to keep the number of people affected by HIV by 2010 lower than 1.5 million.

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

JAPAN

Levels of AIDS, HIV and other sexually transmitted diseases, particularly among middle school children and teenagers have skyrocketed in Japan. The Japan Family Planning Association, a group affiliated with International Planned Parenthood Federation, began distributing condoms and promoting the free sex culture in 1982. Since then the rates of sexually transmitted diseases has steadily climbed.

According to UNAIDS statistics, among Japanese who are sexually active, the rate of condom use is 80%. Even so, the rate of AIDS infections has risen 14%, the same rate that it has been increasing in sub-Saharan Africa, although the total number of Japanese cases is so far comparatively low. In 2004, a record 1,165 cases of AIDS/HIV infection were reported in Japan. Official statistics show that the AIDS infection rate is doubling every four years according to a 2004 report by the Japan Center for International Exchange.

The official estimate of approximately 10,000 AIDS/HIV cases in Japan could be only a quarter of the actual number. Satoshi Kimura, head of the AIDS Clinical Center at the Tokyo-based International Medical Center, estimates that between 20,000 and 30,000 people in Japan do not know they have the virus. Unless effective preventive action is taken, the number of infected is likely to more than double to 50,000 by the year 2010.

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

In June 2005, Japan pledged to contribute an additional $500 million to the Global Fund, likely to be disbursed over several years. Japan already has pledged $341 million and contributed $327.7 million to the Global Fund in 2005. Japanese officials in June 2005 announced that the country would provide $5 billion over five years to help African nations fight infectious diseases, such as HIV/AIDS and malaria. The initiative aims to help developing countries achieve U.N. Millennium Development Goal targets and succeeds Japan's Okinawa Infectious Diseases Initiative, which was established in 2000 to fight the spread of diseases worldwide.

UNITED STATES

The UNAIDS 2006 report on the AIDS epidemic reports that infections are on the rise in the U.S. An estimated 1.2 million people are living with HIV in the US in 2005, an increase from 900,000 in 2001. An estimated 40 000 people have been infected with HIV each year in the U.S. in the last ten years, but the epidemic is now disproportionately found among African Americans, Hispanic Americans and women. African Americans are just over 12% of the USA population (according to the 2000 census), but account for 50% of new HIV diagnoses in the 35 areas with long-term, confidential name-based HIV reporting.

Hispanics, who comprise 14% of the population in the U.S. and Puerto Rico, account for about 18% of new HIV diagnoses (US Centers for Disease Control and Prevention, 2005a). Among African-Americans and Hispanics, most men with HIV were exposed to the virus during sex with other men (49% and 59%, respectively), while most women with HIV became infected during heterosexual intercourse (78% and 73%, respectively) (US Centers for Disease Control and Prevention, 2005c). African American women are up to a dozen times more likely to be infected with HIV than their white counterparts. AIDS is the leading cause of death among African American women aged 25-34 years and ranks in the top three causes of death for African American men aged 25-54 years (US Centers for Disease Control and Prevention, 2004b). Moreover, African Americans are about half as likely to be receiving antiretroviral treatment, compared with other population groups (Walensky et al., 2005). In 2003, almost twice as many African Americans died of AIDS, than did whites (US Centers for Disease Control, 2004a). In the U.S, the challenge of slowing the rate of new HIV infections overlaps with a need to provide diagnosis, treatment and care services more equitably (US Centers for Disease Control and Prevention, 2005b).

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

GOVERNMENT REGULATION IN CHINA, JAPAN AND THE UNITED STATES

Our HIV-PV Vaccine I product must receive regulatory approval before it can be marketed. The regulatory requirements involve stringent standards that may vary among different countries. In general, before a drug can qualify for marketing approval, a registration application must be submitted to a regulatory authority for review and evaluation. The registration application principally contains detailed information about the safety and efficacy of a new medication. It also provides details about the manufacturing process, the proposed production facility and information to be provided to health care providers or patients. The registration process can last from several months to several years and depends, among other things, on the laws and regulations of the country in which the review takes place, the nature of the medication under review, the quality of the submitted data, and the efficiency of the review procedure. The process of developing a drug from discovery through testing, registration and initial product launch typically takes 10 to 15 years and, according to recent research by the Tufts Center for Drug Development, exceeds U.S. $800 million. There are three phases to clinical testing of unapproved drug candidates in humans:

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

China-The State Food and Drug Administration, or SFDA, in China regulates the drug approval process. The process involves pre-clinical in vitro laboratory and in vitro animal testing for toxicity and pharmacological effects, and submission to the SFDA of an application for approval of clinical studies. The provincial branch of the SFDA conducts an on-site review and sampling process and accepts the application within a maximum of five days from the date of submission. The Medicine Review Center of the SFDA then reviews the technology and may request supplementary information from the applicant. The Medicine Review Center completes its review within at least 100 days and the SFDA then approves the clinical study or disapproves it. After the SFDA approves the application for clinical trials, the applicant then presents the clinical study plan and information concerning participating parties. The applicant may then proceed with human clinical trial Phases I, II and III. Estimated completion times for each phase includes six months for Phase I, 12 months for Phase II and 12 to 18 months for Phase III (for therapeutic vaccines). The next step is to apply to the SFDA for new drug certificates and approval for production and sale. This step of the process takes approximately three months. The Green Mile policy allows qualified applicants to enter the drug approval process immediately without waiting in line for application. Thousands of new drugs ordinarily wait for application each year in China. We estimate that the total drug approval process in China may take at least three years for the therapeutic HIV-PV Vaccine I and five to seven years for the preventative HIV-PV Vaccine I.

We plan to submit our application for approval of clinical study to the SFDA in the second half of 2007 if our laboratory facility meets the GMP standards and the equipment has been installed. However, any delay in completion of the installation of our laboratory equipment and compliance with GMP standards of our facility would change the estimated date for submittal of our application for approval of clinical study, and accordingly, increase the amount of time estimated for SFDA approval. Moreover, encouraging results of pre-clinical tests do not necessarily indicate positive results in clinical trials. The SFDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. We estimate the total cost to bring the therapeutic HIV-PV Vaccine I to market in China is US$10 million, and we anticipate an additional US$6 million will be needed to commercialize the preventative HIV-PV Vaccine I in this market. We also anticipate that it will take about 3 years to conduct clinical trials for the therapeutic vaccine, and it will take longer, approximately 5 to 7 years, to conduct clinical trials of the preventive HIV-PV Vaccine I and test efficacy and safety of the drug in humans. We are focused on commercialization in China before the United States or Japan because the estimated cost of bringing the vaccine to market is lower in China.

United States-The principal regulatory authority with respect to prescription drug approvals in the U.S. is the Food and Drug Administration, or the FDA. The FDA administers and executes requirements covering the research, development, testing, approval, safety, effectiveness, manufacturing, labeling and marketing of prescription drugs. Drug safety and efficacy are evaluated pursuant to FDA regulations throughout the life of a product, and in particular at four distinct stages:

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

We estimate that it will cost approximately $150 million to commercialize HIV-PV Vaccine I in the U.S. Japan-Japanese regulatory authorities recognize clinical data developed outside of Japan. However, we will face two particular challenges that make the drug approval process sometimes difficult for drugs developed outside of Japan. First, the Japanese regulatory authorities request bridging studies to verify that foreign clinical data are applicable to Japanese patients. Second, Japanese regulatory authorities require the tests to determine appropriate dosages for Japanese patients to be conducted on Japanese patient volunteers. Due to these requirements, delays of two to three years in introducing a drug developed outside of Japan to the Japanese market are possible. In recent years, efforts have been made between the U.S. and Japan and countries in other regions to achieve shorter development and registration times for medicinal products by harmonizing the individual requirements of these three regions. The process is called the International Conference on Harmonization. For the foreseeable future, however, approval must be obtained separately in each market. The Japanese regulatory process for approval of new drugs is similar to the FDA approval process, and the estimated time needed to bring a new drug to market in each step of the process is substantially the same. Japan has a fast track program to accelerate approval of new drugs, but each case is considered differently. Accordingly, we cannot estimate the time needed to commercialize our product in Japan at this time. We anticipate that the cost to bring HIV-PV Vaccine I to market in Japan will be around US$150 million.

We anticipate that we will submit the application to the SFDA for approval of clinical trials in the second half of 2007. We estimate that that the entire approval process for the therapeutic HIV-PV Vaccine I will take approximately three years from the date when we enter clinical trials and five to seven years for the preventative HIV-PV Vaccine I. However, the SFDA may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. Once the vaccine is approved for sale in China, we will apply for regulatory approval of the vaccine in the U.S. and Japan.

VACCINES

Most vaccines are preventive, and as a result, they are particularly suited to address epidemics, including the HIV/AIDS epidemic. Some vaccines can be used to treat diseases, they are called therapeutic vaccines.

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

Different vaccine strategies are required to activate the immune system's cytotoxic T-cells, which are white blood cells that search for and eliminate virus-infected cells. Viruses replicate by subverting the metabolism of the infected cell to make more virus. Once this process is completed, a new crop of viruses leave the cell, often killing it in the process, and infect new cells. Except in transit between cells, viruses which work inside the cell are safe from any antibodies. But early in the process, infected cells display fragments of the viral proteins in their surface molecules. Cytotoxic T-cells recognize and bind to the infected cell and often will be able to destroy it before it can release a new crop of viruses. Most cytotoxic T-cells will die after they have eliminated the infected cell, but some will become memory cells, or long-lived cells ready to respond to a later exposure to the virus.

Virus specific cytotoxic T-cells have been detected in HIV-infected individuals. These cytotoxic T-cells have been found to control viral replication, resulting in slower progression of the AIDS disease. Cytotoxic T-cells-based HIV vaccine can induce HIV specific cytotoxic T-cells that eliminate HIV infected cells and control viral replication.

THE ROLE OF MUCOUS MEMBRANE DURING HIV INFECTION

HIV is transmitted sexually or directly into the bloodstream. The mucosal surface is one of the most important portals for HIV transmission. The mucosal surface is the membranous tissue that covers surfaces or lines a tube or cavity of the body and serves to enclose and protect parts of the body from the exterior environment. Mucosal surfaces include the mouth, intestinal and vaginal cavity. The tissue in intestinal mucosa contains many immune cells that are usually infected with HIV-1 in patients with AIDS. In the course of an AIDS infection, the intestine is the earliest target for viral infection and loss of immune cells. Thus, now it is clear that HIV infection is primarily a disease of the mucosal immune system. Some candidate vaccines that induced relatively strong systemic immune responses in connection with virus transmitted directly into the bloodstream have failed to provide adequate protection in non-human primate models. Therefore, there is reason to believe that mucosal immunity will be essential for designing an effective AIDS vaccine. Accordingly, we believe that it is important for the ideal HIV vaccines to induce not only systemic but also mucosal HIV-specific immune response to prevent the entry of HIV into the mucosa, to inhibit HIV replication, and to clear HIV during and after transmission. We believe that stimulating mucosal immune responses, including neutralizing antibodies and cytotoxic T cells, will be key in the development of an effective AIDS vaccine.

PRODUCTS UNDER DEVELOPMENT

HIV-PV VACCINE I FOR HIV/AIDS

Bio-Bridge HIV-PV Vaccine I is based on the unique papillomavirus pseudovirus technology co-developed by Dr. Liang Qiao. The basic principle is to package selected HIV gene, such as that encoding HIV-1 Gag, or the core protein of HIV-1, by the papillomavirus virus-like particles to form papillomavirus pseudoviruses.

Papillomavirus are sexually transmitted viruses and their major structural protein can spontaneously assemble into virus-like particles. These particles can package unrelated genes encoding proteins of interest, including genes for HIV proteins, to form papillomavirus pseudovirus. Papillomavirus pseudoviruses are benign viruses, or vectors, that deliver the genes for HIV proteins to cells in mucosal and systemic lymphoid tissues via oral route. The infected antigen presenting cells then produce HIV proteins, or antigens, that can then activate cytotoxic T-cells. Our tests show that oral immunization with papillomavirus pseudoviruses encoding HIV-1 Gag induces mucosal and systemic HIV-1 Gag-specific cytotoxic T-cell responses in animals.

Our papillomavirus pseudovirus technology is also designed to administer viral peptides, or fragments of viral proteins, to induce an immune response. Three regions of the major structural protein of bovine papillomavirus can be replaced by unrelated viral peptides to generate chimeric virus-like particles, or particles that consist of parts from two or more proteins of diverse origins. We have introduced HIV gp41 fragments on bovine papillomavirus chimeric virus-like particles, which have induced mucosal and systemic HIV-specific neutralizing antibody response in orally immunized mice. HIV gp41 is one of two proteins located on the surface of HIV that facilitates the fusion of the viral membrane with the cellular membrane. If gp41 is bound by neutralizing antibodies, then viral membrane fusion may be blocked and HIV may be prevented from entering and infecting cells. Thus, we use gp41-papillomavirus chimeric virus-like particles presenting HIV-1 gp41 fragments to package selected gene encoding HIV-1 Gag to generate HIV-papillomavirus pseudoviruses, which can be used as an oral vaccine to induce both mucosal and systemic HIV-1- neutralizing antibodies and cytotoxic T-cells to treat and prevent HIV-1 infection.

PRE-CLINICAL TESTING OF HIV-PV VACCINE I

The pre-clinical animal testing of Bio-Bridge HIV-PV Vaccine I, or Vaccine I, was completed in China pursuant to agreements with the Beijing Institute of Radiation Medicine. We entered into an agreement with Beijing Institute of Radiation Medicine on May 6, 2004 to conduct the pre-clinical studies of safety and immunogenicity assessment of HIV-PV Vaccine I. These studies include acute toxicity test, chronic toxicity test, immunogenicity and immunological test, safety pharmacology and reproductive toxicity test. The information obtained from toxicity tests is generally useful for determining doses for additional studies, including Phase I clinical trials, providing preliminary identification of target organs of toxicity and, occasionally, revealing delayed toxicity. The term of this agreement is from May 6, 2004 to March 15, 2005, however the parties have agreed to continue the testing pursuant to the agreement. The aggregate amount for the testing is RMB 800,000 or US$96,734, under the terms of the agreement. As of December 31, 2006, the remaining commitment was RMB 176,000, or $22,539 Beijing Institute of Radiation Medicine also conducted biodistribution and integration studies for HIV-PV Vaccine I pursuant to an agreement that we entered into on May 12, 2004. Our aggregate fee for these tests pursuant to the agreement is RMB 200,000, or $24,184. As of December 31, we have paid all the aggregate fee of RMB 200,000. We entered into confidential agreements with Beijing Institute of Radiation Medicine to protect our proprietary interests.

Beijing Institute of Radiation Medicine also conducted biodistribution and integration studies for HIV-PV Vaccine I pursuant to an agreement that we entered into on May 12, 2004. Our aggregate fee for these tests pursuant to the agreement is RMB 200,000, or $24,184. To date, the acute toxicity test and immunogenicity test have been successfully completed. We entered into confidential agreements with Beijing Institute of Radiation Medicine to protect our proprietary interests. Beijing Institute of Radiation Medicine has submitted us the first part of the study report at the end of January, 2006. The studies showed that the vaccine at low, medium and high doses did not have any side effects on the central nervous system, the cardiovascular system or the respiratory system of the animals. No significant differences on blood cells and serum biochemical parameters between pre and post treatment groups were observed within 14 days after treatment. We received the final complete result report in June 2006. Final results showed no toxicity was observed in the animals orally administered with the HIV vaccine. There is no indication that vaccine DNA integrates into host genome and passes through placenta barrier. The immunogenicity study in monkeys shows that the vaccine induces HIV-1 gp41-specific serum antibodies (IgG) and intestinal and vaginal antibodies (sIgA). The sera, intestinal and vaginal washings neutralize HIV-1 primary isolate in vitro. The vaccine also induces HIV-1 Gag-specific T cells in the vaccinated monkeys. We expect to submit the application for clinical studies to the SFDA in the second half of 2007 after we are able to produce sample vaccines in our GMP facility.

THE MARKET FOR HIV-PV VACCINE I

According to Datamonitor, the worldwide market for HIV/AIDS drugs is expected to increase from nearly $8 billion in 2004 to $12 billion by 2012. Although industrialized countries currently share a disproportion amount on spending related to HIV/AIDS, major international organizations, including United Nations, have and may continue to provide funds to developing countries in order to effectively curb the spread of HIV/AIDS epidemic in these countries. The Global Fund to Fight AIDS, Tuberculosis and Malaria was created in 2002 to increase resources to fight three of the world's most devastating diseases, and to direct those resources to areas of greatest need. Total spending by Global Fund for six proposal rounds was $7.1 billion, and $2.41 billion of which was spent on fighting HIV/AIDS in developing countries.

The Chinese government has increased its resources to fighting HIV/AIDS including treatment to people living with HIV and additional resources for HIV prevention programs targeting vulnerable groups. In 2003, the central government spent $48.75 million on HIV/AIDS, and the amount was increased to$100 million in 2005. The Chinese government planned to spend $499 million (RMB 3.86 billion) from 2005 to2007 to curb the spread of AIDS/HIV. In June 2005, China has signed new grants with the Global Fund for HIV/AIDS and tuberculosis worth US$ 52 million over the first two years. The total lifetime value of the grants over five years is US$ 120 million.

We anticipate that our initial market for HIV-PV Vaccine I will be primarily in China. To our knowledge, currently there is no effective HIV/AIDS vaccine commercially available either in China or other parts of the world. However, we estimate the size of this market to be at least $300 million per annum, based on the current HIV/AIDS population in China and average cost of HIV/AIDS treatment available in China, which is currently growing at more than 20% per year.

INTELLECTUAL PROPERTY

In April 2002, our wholly owned subsidiary, Bio-Bridge Science Corporation, entered into an agreement with Loyola University Chicago for an exclusive license of our core technology related to papillomavirus pseudovirions as a genetic vector and vaccine. The license is royalty-bearing, covers the countries of the U.S., Japan and PRC, and includes the right to grant sublicenses. This exclusive license gives us rights to all uses in all fields under the papillomavirus technology. The term of this license is perpetual or for the maximum period of time permitted by law, unless terminated pursuant to the terms of the license. We may terminate the license at will upon no earlier than 45 days and no later than 30 days notice to Loyola University. Loyola University of Chicago may terminate this agreement only if five years after U.S., Japanese and Chinese governments have granted permission for its use as a drug, Bio-Bridge has made no effort to market the product.

During the license term, we will pay to Loyola a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses, reimbursement of expenditures and legal fees in the amount of $3,000 in granting the exclusive license for each country, and $50,000 in the event we are granted a permit of production under the licensed technology in these countries. To date, we have not generated any revenues from the sale of any products under development, or any revenues from sublicenses, and accordingly, no royalty is due under the agreement. We have reimbursed Loyola for expenditures and legal fees in an aggregate amount of $9,000 in connection with granting the exclusive license in each of the three countries. Since we have not been granted a permit of production in these countries, no payment of $50,000 is due under the agreement.

Under the license agreement with Loyola we have the right to file patent applications and the right to initiate and control any actions concerning any claims of infringement. Dr. Liang Qiao has applied for patents related to the papillomavirus technology in China, Japan and the U.S. The patent was granted in China on July 16, 2003 under patent publication number CN 133338A for a term of 20 years. The U.S. Patent and Trademark Office ( PTO) issued the patent for papilloma pseudo-virus and preparation on April 12, 2005 under patent number 6,878,541 B2. U.S. patents generally have a term of 20 years from the date of filing. This patent is due to expire in 2022. In the biotechnology industry, it often takes several years from the date of filing of a patent application to the date of a patent issuance, often resulting in a shortened period of patent protection, which may adversely affect our ability to exclude competitors from our markets. The patent application in Japan is pending. On February 17, 2005, we filed a continuation application of the U.S. patent for broader protection of the technology than the issued patent. Under the license agreement, Loyola owns the patents related to the papillomavirus technology. During 2006, all the claims in the second application were allowed by the U.S. PTO.

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

RESEARCH AND DEVELOPMENT

As of December 31, 2006, we had a total of six employees dedicated to research and development. Our research team includes biologists and doctors. We spent approximately $95,255 and $81,425 during the fiscal years ended December 31, 2006 and December 31, 2005 respectively on the research and development of HIV-PV Vaccine I. We also spent $394,559 on the purchase of a land use right for fifty years of approximately 2.8 acres in Tianzhu Export Processing Zone, Beijing, China during 2003 in order to build our research laboratory. Under current Chinese law, the land use right may be extended for an additional 50 years for a one-time fee of approximately $78,780. Under Chinese law, there is no private ownership of land, and accordingly, we do not own this land. We engaged Beijing Institute of Radiation Medicine to conduct the pre-clinical animal testing of the HIV-PV Vaccine I and the pre-clinical test result showed encouraging results. Beijing Institute of Radiation Medicine is a SFDA-approved national pre-clinical new drug safety evaluation center that meets national laboratory standards. It is a leading institution in biotech medicine in China. Its members include four members of the Chinese Academy of Science or Chinese Academy of Engineering and 32 nationally well-known professionals.

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

Under current Chinese law, the land use right may be extended for an additional 50 years for a one-time fee of approximately $78,780. We have paid the entire land use price to BTA pursuant to the agreement. To date, the construction of the major body of the facility has been completed. Once the equipment is installed, we expect that the lab will meet the GMP standard and will be eligible to conduct the clinical trial under the current China SFDA rules. The facility is expected to have 53,753 square feet of usable space.

COMPETITION

To our knowledge, currently there is no effective HIV vaccine commercially available to patients in the world. We are currently focused on the commercial development of an HIV vaccine. The pharmaceutical industry in which we participate is highly competitive. We face intense competition from a number of companies in the pharmaceutical industry, including Chiron Corp., Merck & Co., Inc., Aventis Pasteur and Targeted Genetics Corp. These companies are conducting or have completed Phase I or Phase II clinical trials of HIV vaccines. In addition, several of these companies and others are developing new drug therapies and other treatments that may mitigate the impact of the disease. In February 2004, Vaxgen announced that it failed the AIDS phase III clinical trial. These companies are all substantially larger and more established than we are and have significantly greater financial resources and experience in developing and marketing drugs than we do. Companies in this industry compete based on technological leadership and superiority, speed to market, improved patient outcomes, effective marketing and distribution and acceptance by medical professionals, and therefore, continually seek to develop products that provide benefits that are similar to the product being developed by us. Although there are companies that are developing competing vaccines, we believe that we can prevent others from developing a competing vaccine using our technology. We intend to explore potential collaborative relationships with Chinese pharmaceutical companies and other companies with vaccine sales experience to market our products. By developing such strategic relationships, we believe that we can enhance our competitive position in this competitive marketplace.

ENVIRONMENTAL REGULATION

The construction of our laboratory facility in China is subject to extensive inspection and evaluation by regulatory agencies in China, including Beijing Tianzhu Export Processing Zone Management Commission and Beijing Municipal Planning Commission. We retained the Environmental Impact Assessment Center at China Agriculture University to conduct the environmental impact assessment of the project as required by Chinese law. The environmental assessments were provided with regard to the construction of the laboratory facility. These assessments found no potential environmental hazard resulting from our research and development efforts. The assessment confirms our compliance with the environmental regulations and was accepted by the EPA of Beijing Municipal Government.

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

RISK FACTORS

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT OF $3,890,920 AS OF DECEMBER 31, 2006, AND WE MAY NEVER ACHIEVE PROFITABILITY.

We have yet to establish any history of profitable operations. We are a development stage company and have had insignificant revenues since our inception in February 2002. We have incurred net losses of $1,323,894 in 2006, $1,253,093 in 2005, $3,890,920 since inception. These losses have resulted principally from research and development and general and administrative expenses. To date, we have engaged primarily in research, development and pre-clinical testing on laboratory animals. We anticipate that we will continue to incur substantial operating losses based on projected research and development and other operating costs for an indefinite period of time due to the significant costs associated with the development of our products. Our profitability will require the successful development and commercialization of our HIV-PV Vaccine I. We may not be able to successfully develop and commercialize our HIV-PV Vaccine I and generate enough revenue to achieve profitability.

ALTHOUGH WE RAISED $3 MILLION IN A RECENT PRIVATE PLACEMENT, WE STILL NEED TO RAISE MORE FUNDS FOR OUR DEVELOPMENT PLANS. IF WE ARE UNABLE TO RAISE MORE FUNDS, OUR DEVELOPMENT PLANS MAY BE POSTPONED OR CURTAILED.

Although we raised $3 million recently in a private placement, we still need additional funds to support the necessary development programs required to develop, test and obtain regulatory approval of our HIV-PV Vaccine I and other vaccine product candidates. To date, we have funded our operations through equity offerings whereby we raised an aggregate of $4,218,912 as of December 31, 2006. It is highly likely that we will continue to raise money through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

Although we have a line of credit with Dutchess Private Equities Fund, the extent to which we use the line as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through commercialization of our products. At our current stock price and trading volume, obtaining sufficient funding from Dutchess Private Equities Fund would be prove prohibitively expensive. Until we are able to commercialize and sell our products , we will need to secure funding of our capital needs. We may still need more capital to fully implement our business, operating and development plans. However, additional funding may not be available on favorable terms to us, or at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing shareholders. If we raise money through debt financing or bank loans, we may be required to secure the financing with all or part of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. If we fail to raise sufficient funds, we would have to curtail or cease operations.

AS A COMPANY IN THE EARLY STAGE OF DEVELOPMENT WITH AN UNPROVEN BUSINESS STRATEGY, OUR LIMITED HISTORY OF OPERATIONS MAKES EVALUATION OF OUR BUSINESS AND FUTURE PROSPECTS DIFFICULT.

We have had a limited operating history and are at an early stage of development. Since our business was founded in February 2002, we have not yet demonstrated any ability to commercialize HIV-PV Vaccine I or other potential vaccine candidates. As a result of these factors, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

OUR INTELLECTUAL PROPERTY RIGHTS MAY NOT PROVIDE MEANINGFUL PROTECTION FOR OUR PRODUCTS UNDER DEVELOPMENT, WHICH COULD ENABLE THIRD PARTIES TO USE OUR TECHNOLOGY, OR VERY SIMILAR TECHNOLOGY, AND COULD PREVENT US FROM DEVELOPING OR MARKETING OUR PRODUCT CANDIDATES.

We rely on patent and trade secret laws to limit the ability of others to compete with us using the same or similar technology in the U.S. and other countries However, as described below, these laws afford only limited protection and may not adequately protect our rights to the extent necessary to sustain any competitive advantage we may have. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting their proprietary rights abroad. These problems can be caused by the absence of adequate rules and methods for defending and enforcing intellectual property rights.

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

We control through a license with Loyola University of Chicago through an issued patent. However, the patent on which we rely may be challenged and invalidated. The patent that we have licensed from Loyola covering our technology was issued by the U.S. Patent and Trademark Office on April 12, 2005 and has a term of 20 years from the date of filing. This patent will not expire until 2022. We filed a continuation application of this issued patent with the Patent and Trademark Office to seek broader protection on our technology than the protection provided by the original patent, and the claims were all allowed in 2006.

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

IF WE ARE UNABLE TO COMMERCIALIZE OUR HIV-PV VACCINE I, WE WILL BE UNABLE TO CONTINUE OPERATIONS.

Although we would like to explore other vaccines, HIV-PV Vaccine I is our first product candidate. We do not know whether the HIV-PV Vaccine I will be effective in preventing or treating HIV infection. Although our research has indicated that the HIV-PV Vaccine I technology contains a pseudovirus that induces both mucosal and systemic neutralizing antibodies and cytotoxic T-cell responses that may be used to prevent and treat HIV infection, other elements may be necessary to develop an effective vaccine. Our success will depend primarily on the success of HIV-PV Vaccine I. In particular, we must be able to:

o complete pre-clinical trials on laboratory animals and obtain regulatory approvals to proceed with clinical trials of Vaccine I;

o establish the safety, purity, potency and efficacy of HIV-PV Vaccine I in humans;

o obtain regulatory approvals for HIV-PV Vaccine I; and

o successfully commercialize HIV-PV Vaccine I.

If we are unable to commercialize HIV-PV Vaccine I, we do not have other vaccine products from which to derive material revenues.

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

o adequate Phase I, II and III clinical studies to establish the safety, purity and potency of the product candidate and demonstrate how it behaves in the human bodyå

o obtain Drug Production Quality Control Procedure or GMP certification;

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

ALTHOUGH OUR LABORATORY AND MANUFACTURING FACILITY IN CHINA IS COMPLETED, WE MAY NOT BE SUCCESSFUL AT MANUFACTURING OR SUPPLYING OUR PRODUCT CANDIDATES IN NECESSARY QUANTITIES, OR AT ALL.

In May 2003, we purchased a right to use for 50 years land located in the Shunyi District of Beijing, China for the purpose of building and operating a laboratory and manufacturing facility in China. To date, we have completed the construction of the laboratory and manufacturing facility. However, if:

o we are unable to raise the anticipated, or necessary, funding for purchasing equipments; or

o approval of the facility in compliance with GMP requirements is not obtained we will be unable to proceed to produce our vaccine candidates. Even if we successfully purchase the laboratory equipment and install in the manufacturing facility, the facility may not pass domestic or foreign regulatory approvals or be able to manufacture our product candidates in commercial quantities, or at all, or we may not be able to manufacture our product candidates on a cost-effective basis.

WE DEPEND ON KEY MANAGEMENT EMPLOYEES FOR OUR FUTURE SUCCESS. IF WE LOSE OUR KEY MANAGEMENT EMPLOYEES, OUR ABILITY TO OBTAIN FINANCING, DEVELOP OUR PRODUCT CANDIDATES, CONDUCT CLINICAL TRIALS OR EXECUTE OUR BUSINESS STRATEGY COULD BE SUBSTANTIALLY HARMED AND THE VALUE OF THE STOCK YOU OWN COULD BE ADVERSELY AFFECTED.

Our future success is substantially dependent on the efforts of our senior management and scientific staff, particularly our chief executive officer, Liang Qiao, MD. These individuals have played a critical role in developing the vaccine and conducting pre-clinical trials, raising financing and negotiating business development opportunities. The loss of the services of these key members of our senior management and scientific staff may prevent us from achieving our business objectives, and the value of our stock you own could be adversely affected. We do not have employment agreements with our senior management. We do not maintain key person life insurance for any of our key personnel.

WE CURRENTLY HAVE NO MANUFACTURING FACILITY AND NO MANUFACTURING EXPERIENCE.

Our Beijing manufacturing facility is not complete and we have no manufacturing experience. Pre-clinical study of the vaccine on laboratory animals is being conducted through the collaboration between us and Loyola University of Chicago and Beijing Institute of Radiation Medicine, respectively. We have completed most of our manufacturing facility in China to produce HIV-PV Vaccine I for clinical trials and on a commercial scale, and are in the process of purchasing equipment to allow us to manufacture our product samples. However, we may not have adequate manufacturing capacity to produce HIV-PV Vaccine I on a commercial scale. Our lack of manufacturing experience could delay commercialization of our HIV-PV Vaccine I, entail higher costs and result in our being unable to effectively sell our product.

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

WE DO NOT ANTICIPATE PAYING ANY CASH DIVIDENDS IN THE FORESEEABLE FUTURE, WHICH MAY REDUCE YOUR RETURN ON AN INVESTMENT IN OUR COMMON STOCK.

We have never had earnings, but we plan to use any future earnings to fund our operations. We do not plan to pay any cash dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. Therefore, any return on your investment would derive from an increase in the price of our stock, which may or may not occur.

WE MAY RAISE ADDITIONAL CAPITAL THROUGH A SECURITIES OFFERING THAT WOULD DILUTE YOUR OWNERSHIP INTEREST AND VOTING RIGHTS.

Our certificate of incorporation currently authorizes our board of directors to issue up to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. On December 31, 2006, after taking into consideration our outstanding shares, our board of directors will be entitled to issue up to 66,507,999 additional common shares and 5,000,000 additional preferred shares. The power of the board of directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of our stock is generally not subject to shareholder approval.

We require substantial capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the holders of our common stock. The issuance of additional common stock or securities convertible into common stock by our board of directors will also have the effect of diluting the proportionate equity interest and voting power of holders of our common stock.

OUR PRINCIPAL STOCKHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS CONTINUE TO OWN A SIGNIFICANT PERCENTAGE OF OUR STOCK, AND AS A RESULT, THE TRADING PRICE FOR OUR SHARES MAY BE DEPRESSED AND THESE STOCKHOLDERS CAN TAKE ACTIONS THAT MAY BE ADVERSE TO YOUR INTERESTS.

Our principal stockholders, executive officers and directors, in the aggregate, beneficially own approximately 58% of our common stock. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the affect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

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

GOVERNMENTAL CONTROL OF CURRENCY CONVERSION MAY AFFECT THE VALUE OF YOUR INVESTMENT.

The PRC government imposes controls on the convertibility of Renminbi (“RMB”) into foreign currencies and, in certain cases, the remittance of currency out of China. We expect to receive substantially all of our revenues in RMB. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to make payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

FLUCTUATION IN THE VALUE OF RENMINBI RELATIVE TO OTHER CURRENCIES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND/OR AN INVESTMENT IN OUR SHARES.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of RMB into foreign currencies, including the U.S. dollar, has been based on rates set by the People’s Bank of China, or PBOC, which are set daily based on the previous day’s PRC interbank foreign exchange market rate and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RMB to U.S. dollars has generally been stable. On July 21, 2005, however, PBOC announced a reform of its exchange rate system. Under the reform, Renminbi is no longer effectively linked to U.S. dollars but instead is allowed to trade in a tight 0.3% band against a basket of foreign currencies. If the RMB were to increase in value against the U.S. dollar, for example, mainland Chinese consumers would experience a reduction in the relative prices of goods and services, which may translate into a positive increase in sales. On the other hand, a decrease in the value of the RMB against the dollar would have the opposite effect and may adversely affect our results of operations. Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payments. For example, an appreciation of RMB against the U.S. dollars would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes.

UNCERTAINTIES WITH RESPECT TO THE PRC LEGAL SYSTEM COULD ADVERSELY AFFECT US AND WE MAY BE UNABLE TO ENFORCE OUR RIGHTS DUE TO POLICIES REGARDING THE REGULATION OF FOREIGN INVESTMENTS IN CHINA.

Our operations in China are governed by PRC laws and regulations. The PRC's legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. Our operations in China are governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. However, the PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China's regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks which may affect our ability to achieve our business objectives. We may not be able to enforce any legal rights we may have under our contracts or otherwise. Our failure to enforce our legal rights may have a material adverse impact on our operations and financial position, as well as our ability to compete with other companies in our industry.

In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

IT MAY BE DIFFICULT FOR SHAREHOLDERS TO ENFORCE ANY JUDGMENT OBTAINED IN THE UNITED STATES AGAINST US, WHICH MAY LIMIT THE REMEDIES OTHERWISE AVAILABLE TO OUR SHAREHOLDERS.

Substantially all of our assets are located outside the United States. Our current operations are conducted in China. Moreover, many of our directors and officers are nationals or residents of countries other than the United States. All or a substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for shareholders to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of United States courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof. Our PRC counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Risks Relating to Our Corporate Structure

PRC LAWS AND REGULATIONS GOVERNING OUR BUSINESS AND THE VALIDITY OF CERTAIN OF OUR CONTRACTUAL ARRANGEMENTS ARE UNCERTAIN. IF WE ARE FOUND TO BE IN VIOLATION, WE COULD BE SUBJECT TO SANCTIONS. IN ADDITION, CHANGES IN SUCH PRC LAWS AND REGULATIONS MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing for profit business, or the enforcement and performance of our contractual arrangements. We are considered a foreign person or foreign invested enterprise under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

ITEM 2 - PROPERTIES

Our corporate office is located in approximately 1,253 square feet of leased office space in Oak Brook, Illinois We lease this office space at a monthly base rent of approximately $2,245 per month, plus triple net expenses. This lease will expire on August 31, 2007. We expect that this property will be adequate for our needs for the lease term.

We have a 1,302 square foot office located in Beijing, China that is leased from one of our directors, Wenhui Qiao, and his wife, Mingjin Yu. We entered into a one year lease for office space on July 1, 2005, which was renewed for another year on July 1, 2006. The rent is approximately $1,500 per month.

In May 2003, we acquired a 50 year land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which we plan to develop into a laboratory and biomanufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of HIV-PV Vaccine I. We have received all necessary permits and approvals and construction of the outside body of the facility has been completed. We have entered into a construction contract relating to the completion for this facility, and as of December 31, 2006 we have paid all amounts owed. We estimate that the cost of the building and outfitting of the total phase one and phase two of the facility is $3,000,000. The major body and internal clean room project of the phase one construction was completed in 2006. We also expect that the installation of equipment can be completed by the end of second quarter or in the third quarter of 2007.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently subject to either threatened or pending litigation, actions or administrative proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2006.

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

	High	Low
Fiscal 2006
First Quarter	$2.35	$1.70
Second Quarter	$2.49	$1.88
Third Quarter	$2.25	$1.40
Fourth Quarter	$1.75	$0.83
Fiscal 2005
Fourth Quarter	$2.55	$0.90

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of March 15, 2007 there were approximately 187 stockholders of record of our common stock.

We have never paid any dividends on the common stock. We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the common stock in the foreseeable future.

Equity Compensation Information

On December 1, 2004, we issued Columbia China Capital Group, Inc. an option to purchase 1,342,675 shares of common stock at $0.001 per share to be exercised within a three-year period in consideration for financial consulting services to be provided over a two- year period pursuant to the financial consulting agreement. The options granted were granted outside the Company's stock option plan. On December 1, 2004, 200,000 of these options were exercised. On October 17, 2005, Columbia China Capital Group, Inc. exercised 300,000 of these options. On October 18, 2005, we reached an agreement with Columbia China Capital Group, Inc. that Columbia China Capital Group voluntarily gave up 350,000 options. It also gave up 97,000 options in 2006.

On December 1, 2004, we issued 100,000 shares of its common stock and an option to purchase an additional 50,000 shares of common stock at $.001 per share to Richardson & Patel, LLC in consideration for past legal services. The expiration date of the options is December 1, 2007.

On November 2, 2005, we issued to Wenhui Qiao (our president) and Kevin Lee (our chief financial officer) options to purchase a total of 300,000 shares of common stock at $0.001 per share in consideration of their past service for us. These options will expire on November 2, 2015

On November 2, 2005, we issued to Adam Friedman Associates, LLC (AFA), our investor relations consultant, an option to purchase 50,000 shares of common stock at $0.001 per share to be exercised within a one-year period pursuant to investor relations consulting service agreement. In the second quarter of 2006, AFA exercised all 50,000 options with a payment of $50 to us.

On November 2, 2005, we issued to Ma Suifang, the Company's individual financial consultant, an option to purchase 8,116 shares of common stock at $.001 per share pursuant to financial consulting agreement. The options will expire on November 2, 2015. Ms. Ma exercised the options in the fourth quarter of 2005.

On February 9, 2006, the Company and CEOcast, Inc. entered into an investor relations consulting agreement. The Company agreed to pay $5,000 a month and issue 72,000 shares of common stock for investor relations services to be rendered during the six month period following the signing of the agreement. 36,000 shares of common stock were granted on February 9, 2006 and were valued at $64,800 based on the closing price of the Company’s common stock of $1.80 per share at the grant date. 36,000 additional shares of common stock were granted on May 9, 2006 and were valued at $75,600 based on the closing price of the Company’s common stock of $2.10 per share at the grant date. The Company has amortized the total of $140,400 as compensation cost as of December 31, 2006.

On March 6, 2006, we engaged CH Capital LLC for financial consulting services and agreed to issue a total of 50,000 shares of common stock for these financial consulting services. 25,000 shares were issued on March 6, 2006 and an additional 25,000 shares were issued on September 6 2006. The fair value of the 50,000 shares was $101,250 and was determined as follows: the value of the first 25,000 shares was calculated using the closing share price of $1.80 on March 6, 2006 and the value of the remaining 25,000 shares was calculated using the closing share price of $2.25 on September 6, 2006. As of December 31, 2006, the Company had amortized $83,506 as compensation cost.

On July 1, 2006, the Company issued options to two consultants to purchase 10,000 shares of common stock. The options granted were valued $44,982 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 49 percent based on recent history of the stock price in the industry. For the year ended December 31, 2006, $22,491 has been amortized and included as consulting expense in the accompanying statement of operations.

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

OVERVIEW

Bio-Bridge Science, Inc. is a development stage company whose subsidiaries are focused on the commercial development of HIV-PV Vaccine I technology. The pre-clinical testing of HIV-PV Vaccine I on laboratory animals in Beijing, China was completed in June 2006. After the lab equipment is installed and we are able to produce vaccine candidate samples, we will apply to China's State Food and Drug Administration for approval to conduct clinical trials of HIV-PV Vaccine I. As of December 31, 2005, we had completed the construction of the outside body of our laboratory and bio-manufacturing facility in Beijing, China. The internal clean room installation project has been substantially completed as of end of 2006.

History of losses and negative cash flows

Since its inception, the Company has been engaged in organizational and pre-operating activities. The company has generated insignificant revenues and has incurred accumulated losses and negative operating cash flows of $3,890,920 and $2,429,909, respectively, from inception through December 31,2006, and a working capital deficiency of $442,474 as of through December 31,2006. We incurred net losses of $1,323,894 and $1,253,093 for the years ended December 31, 2006 and 2005, respectively. On February 12, 2007, the Company raised $3,000,000 in a private placement in the form of a sale of shares of Series A convertible preferred stock and warrants to purchase common stock. Our capital requirements for the next 12 months, as they relate to further research and development relating to our product candidate, HIV-PV Vaccine I, have been and will continue to be significant. As of December 31, 2006, we have funded our operations through equity offerings whereby we raised an aggregate $4,218,912 since inception and an additional $3,000,000 in February 2007.

Plan of Operation

Our primary corporate focus is on the commercial development of our first potential vaccine product, HIV-PV Vaccine I, through our subsidiaries. In addition, we will bring in more potential vaccine candidates to our product pipeline. Our capital requirements, particularly as they relate to product research and development, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we are able to obtain regulatory approvals of HIV-PV Vaccine I and other potential vaccine candidates, whether or not a market develops for our products and, if a market develops, the pace at which it develops, and the pace at which the technology involved in making our products changes.
Also we plan to develop three more products in the near future to diversify our potential product offerings, and these new potential products are summarized as follows:

o HPV preventive and therapeutic vaccines - an oral vaccine that will be used to prevent and treat HPV6, 11, 16, 18, 31, 45, and 58 infection (cover >90% of HPV causing cervical cancer).

o Colon cancer therapeutic vaccine--an oral vaccine that treats CEA+ colon cancer.

o Mucosal adjuvant -- an adjuvant that can be used to enhance vaccines efficacy in elderly, e.g. for influenza virus vaccine for age over 60.

The pre-clinical testing of HIV-PV Vaccine I on laboratory animals was completed in Beijing Institute of Radiation Medicine, and the testing result was issued in June 2006 and showed encouraging result. After the vaccine samples are able to be produced in our GMP facility, we will submit application for clinical trials with the SFDA. The clinical trial for therapeutic vaccine is expected to last three years. The clinical trial for preventive vaccine will last longer, most likely five to seven years.

We entered into a cooperative agreement with the Institute of Basic Medical Sciences at the Chinese Academy of Medical Sciences, a leading medical research institute in China, to research and develop a human papillomavirus polyvalent vaccine using prokaryotic expression system (HPV vaccine) on March 9, 2007. This vaccine is designed to prevent from infection by human papillomavirus types 6, 11, 16, 18, 31, 45, and 58, which will prevent more types of HPV infection than the current vaccines in the market and the cost of the production will be significantly lower.

We also plan to conduct the pre-clinical trials for HPV vaccine, colon cancer vaccine and mucosal adjuvant in cooperation with leading medical research institutes in China in 2007. We estimate that we will complete the pre-clinical trial of HPV vaccine by early 2008 and enter clinical trials in the second half of 2008. As we discussed previously, clinical trial for therapeutic vaccine is expected to last 2 to 3 years. The clinical trial for preventive vaccine will last longer, most likely 5 to7 years, according to our estimate. All the technology applied in the new product candidates is based on the technology co-developed by our CEO, Liang Qiao, M.D. Because we use the same technology to develop our potential vaccine products, we expect to use the same GMP facility in Beijing, China to produce these vaccines for pre-clinical and clinical trials.

To date we have funded our operations from funds we raised in private offerings. During 2006, we sold 780,345 shares of common stock at a price of $0.75 or $1.20 per share to 47 investors from private placements, and raised gross proceeds of $848,376. During the next twelve months, we need to raise capital through an offering of our securities or from loans to continue research and development of our various vaccine product candidates in China as well as completion the construction of our Phase one laboratory and administrative facility in China, which we estimate will cost approximately $3 million for total Phase I and II project works and the potential acquisition activities in China. We estimate that our capital requirements for the next twelve months will be as follows:

o approximately $0.7million for our laboratory/bio-manufacturing facility’ steam and electricity work for Phase I laboratory manufacturing facility project in Beijing, China;

o approximately $1.0 million to purchase advanced laboratory equipment and supplies for our vaccine production;

o approximately $0.5 million to finish Phase I clinical study and the preparatory work;

o approximately $1.0 million for working capital and general corporate needs; and

o approximately $0.6 million for pre-clinical trials on HPV vaccines, colon cancer vaccine, and mucosal adjuvant.

In addition, we estimate that the total cost to bring our HIV-PV vaccine I product to market in China will be $10 million for the therapeutic vaccine, and an additional $6 million for the preventative vaccine. We expect that the therapeutic vaccine can be brought to market in 2 to 3 years and the preventive vaccine can be brought to market in 5 to 7 years, if we are successful in raising the funds to complete development of the vaccine. As of December 31 of 2006, our cash and cash equivalents position was $ 149,613. Although we raised $ 3 million in February 2007 in a private placement, we will still raise additional funds through the public or private sales of our securities, loans, or a combination of the foregoing to proceed our planned operations. We cannot guarantee that financing will be available to us, on acceptable terms or at all. We also may borrow from local banks in China given that our land use right and laboratory facility could be used as collateral for borrowing. If we fail to obtain other financing in the next 12 months, either through an offering of our securities or by obtaining additional loans, we may be unable to develop our planned projects and may be forced to scale back.

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

Results of Operations

Year ended December 31, 2006 Compared to Year ended December 31, 2005

During each of the years ended December 31, 2006 and 2005, we had insignificant revenue $1,768 in 2006. This was due to sales of surgical instrument in the United States. The cost of revenues was $1,179. Since we entered into this agreement, we have been establishing sales inventory of Xinhua’s surgical instruments, printed marketing materials such as catalogs and post cards, complied a list of potential customers, started forming a sales force, and implementing a strategic marketing plan for selling Xinhua’s instruments. We expect that the revenue from sales of these instruments will gradually increase in the future as a result of these efforts.

For the year ended December 31, 2006, research and development expense was $95,255 as compared to $81,425 for the year ended December 31, 2005. The increase of $13,830 was due primarily to pre-clinical development of our HIV-PV Vaccine I on laboratory animals, and the continuing hiring of the research and development staff.

For the year ended December 31, 2006, general and administrative expense was $1,184,974 as compared to $1,178,534 for the year ended December 31, 2005. The increase of $6,440 was due primarily to audit fees. For the sales of the surgical instrument, it incurred the selling and distribution expenses $48,153, of which most was due to the sales salaries.

Comprehensive loss for the year ended December 31, 2006, was $1,268,773 as compared to $1,226,211 for the year ended December 31, 2005. This increase in net loss was attributable to increase in research and development cost and selling and distribution expenses.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalent balances, which were $149,613 at December 31, 2006 and $385,646 at December 31, 2005. Since our inception, we have incurred significant losses, and as of December 31, 2006, we had an accumulated deficit of $3,890,920.

Net cash used in operating activities was $823,927 for the year ended December 31, 2006 and $697,062 for the year ended December 31, 2005. The increase is due primarily to an increase in the scale of business including increased hiring of employees.

Cash flows used in investing activities was $312,469 for the year ended December 31, 2006 and $520,675 for the year ended December 31, 2005. This change was due to decrease in the purchase of construction in process in 2006.

Net cash provided by financing activities decreased to $848,376 in the year ended December 31, 2006 compared to $1,089,974 in the year ended December 31, 2005.

As of December 31, 2006, our operations have been funded through issuances of our common stock whereby we raised an aggregate $4,218,912 from inception through December 31, 2006. On February 12, 2007, the Company raised an additional $3,000,000 in a private placement in the form of a sale of shares of Series A convertible preferred stock and warrants to purchase common stock.

In May 2003, the Company acquired a land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of HIV-PV Vaccine I. As of December 31, 2005, the Company has received all necessary permits and approvals. The general plans for development include the construction of a laboratory facility (“Phase One”) and construction of an administrative office building (“Phase Two”). The Company estimates the total project costs for Phase One will be approximately $2,100,000 to $2,200,000. At December 31, 2006, Phase One construction and internal decoration was substantially completed at a cost of approximately $1,674,000, and is recorded as construction in progress. At December 31, 2006, $474,586 is due to the contractors of Phase One for the completed construction and internal decoration and is recorded as due to contractors. The Company estimates the remaining costs associated with Phase One will be approximately $400,000 to $500,000, primarily for permanent electrical and steam equipment the Company intends to have installed. At December 31, 2006, the Company had not negotiated any contracts for the purchase of any of the electrical and steam equipment. The Company estimates the purchase and installation of the electrical and steam equipment to be completed by July, 2007. In addition, the Company estimates the cost of laboratory equipment will be approximately $800,000 to $1,000,000. At December 31, 2006, the Company had not negotiated any contracts for the purchase of any of the laboratory equipment. The Company estimates the purchase and installation of the laboratory equipment to be completed by July, 2007. At December 31, 2006, Phase Two was still in the design stage. The Company estimates total project costs for Phase Two will be approximately $1,000,000. The Company estimates that construction may begin on Phase Two after 2008, but currently has no plans for construction to begin on Phase Two.

Based on our current operating plan we believe that we have sufficient cash and cash equivalents to last approximately through August 2008. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond August 2008. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) which requires the measurement and recognition of compensation expense for all stock-based awards based upon the grant-date fair value of those awards. We previously accounted for our stock-based awards under SFAS No. 123, "Accounting for Stock-Based Compensation" which was similar to SFAS 123R whereby the fair value of option and warrant grants was determined using the Black-Scholes option pricing model at the date of grant We adopted SFAS No. 123R, and its related implementation guidance as promulgated by both the Financial Accounting Standards Board ( the "FASB"), and the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No 107 (“SAB 107”), associated with the accounting for stock-based compensation arrangements of our employees and directors. These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period.

The Company estimates the fair value of equity-based compensation utilizing the Black-Scholes option pricing model. This model requires the input of several factors such as the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, and an estimate of expected forfeiture rate, and is subject to various assumptions. We believe this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to SFAS 123R requirements These amounts are estimated and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors.

The Company continues to apply the provisions of EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18) for our non-employee stock-based awards. Under EITF 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of 1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or 2) the date at which the counterparty’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of non-employee awards in our consolidated statements of operations.

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, which was adopted on January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets To Be Disposed of, or SFAS No. 121. Our long-lived assets consist of land use right, notes, fixed assets, construction in process, and prepaid consulting fees. We regularly evaluate our long-lived assets, including our intangible assets, for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured using discounted cash flows. In the years ending December 31, 2006, 2005 and 2004, we performed an evaluation of our long-lived assets and noted no impairment.

Research and Development Costs

We account for research and development expense under the guidance of SFAS No. 2, Accounting for Research and Development Costs, which was adopted in October 1974. Research and development costs are charged to operations as incurred. Our research and development costs include salaries of research and development personnel, contract service expense for conducting pre-clinical trial study for Beijing Institute of Radiation Medicine. The larger amount on pre-clinical development of our HIV-PV Vaccine I on laboratory animals, and the continuing hiring of the research and development staff caused our research and development cost was higher in 2006 than in 2005.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 will have on its results of consolidated operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 will have on its results of consolidated operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on results of consolidated operations, financial position, or cash flows.

Lease Commitment

As of December 31, 2006, We had remaining outstanding commitments with respect to its non-cancelable operating lease for our office in Oak Brook, IL, of which $17,960 is due in 2007 , and our office in Beijing, PRC (which is leased from Wenhui, Qiao, our director and president), of which $9,220, is due in 2007 and none thereafter.

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, we have obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of December 31, 2006, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

Research and Development Agreements

On May 6, 2004, Beijing Institute of Radiation Medicine and we entered into agreements for pre-clinical animal testing of HIV-PV Vaccine I. The aggregate amount for the testing is $122,348 and as of December 31, 2006, the remaining commitment was $22,539.

Contractual Obligations

Payments due under contractual obligations at December 31, 2006 mature as follows:

	Payments due by period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years
Lease obligation	$27	$27	$--
Payable to contractors	458	458	--
R&D agreement obligation	23	23	--
Total	$508	$508	$--

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

ITEM 8B - OTHER INFORMATION

None.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,CONTROL PERSONS AND COPRORATE GOVERNANCE;COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages, and positions of our directors and executive officers.

NAME	AGE	INITIAL ELECTION OR POSITION HELD	APPOINTMENT DATE
Liang Qiao, M.D.	46	Chairman of the Board, Chief Executive Officer and Secretary	October 26, 2004
Wenhui Qiao	37	President and Director	October 26, 2004
Chuen Huei (Kevin) Lee	36	Chief Financial Officer	October 27, 2004
Toshihiro Komoike	54	Vice President and Director	October 26, 2004
Isao Arimoto	58	Vice President and Director	October 26, 2004
Shyh-Jing (Philip) Chiang	46	Director	October 26, 2004
Trevor Roy	60	Director	March 23, 2007
Cheung Hin Shun Anthony	52	Director	March 23, 2007

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

BUSINESS EXPERIENCE

DR. LIANG QIAO is one of our co-founders and has served as our chairman of the board of directors, chief executive officer and secretary since October 2004. Since February 2002, Dr. Qiao has served as director of our wholly owned subsidiary Bio-Bridge Science Corp. and has served as its chief executive officer and chairman of the board since May 2004. Since July 2000, Dr. Qiao has served as an Associate Professor at Loyola University Chicago, Strich School of Medicine. From May 1994 to June 2000, Dr. Qiao was an Assistant Professor at Loyola University Chicago, Strich School of Medicine. Dr. Qiao also worked as a research scholar at the German Cancer Research Center in Heidelberg, Germany. Dr. Qiao received a B.M. from Henan Medical University in China and an M.D. from Lausanne University in Switzerland.

MR. WENHUI QIAO is one of our co-founders and has served as our president and director since October 2004. Mr. Qiao has served as director of Bio-Bridge Science Corp. since February 2002 and its president since May 2004. From July 1999 to December 2001, Mr. Qiao served as chief executive officer of Dongfang Huaying Anti- Radiation Company, which was located in Henan Province, China. From 1994 to 1998, he served as the chief representative for Henan Province in Japan. Mr. Qiao received a B.A. in Economics from Doshisha University in Japan.

MR. CHUEN HUEI (KEVIN) LEE, CFA, FRM, has served as our chief financial officer since October 2004. Mr. Lee also has served as chief financial officer of our Bio-Bridge Science Corp. subsidiary since May 2004. From October 2001 to June 2004, he served as Senior Vice President of China Metropolitan Ventures in Beijing and Shanghai, China. From February 2000 to August 2001, Mr. Lee served as Senior Manager of Grand Cathay Securities Corporation in Taipei, Taiwan. From September 1998 to February 2000, he was the Manager of American Express Bank's Taipei treasury department. Mr. Lee received a B.A. from Taiwan University and an M.B.A. from Columbia University. He is a chartered financial analyst (CFA) charter holder and a certified financial risk manager (FRM).

MR. TOSHIHIRO KOMOIKE has served as our director since October 2004. Mr. Komoike also has served as director of our Bio-Bridge Science Corp. subsidiary since May 2004. From 1998 to 2004, Mr. Komoike served as Senior Manager of Sumisho Textile Company in Japan. He received a degree in Commerce from Kansai University in Japan. He is a vice president and our Japan representative.

MR. ISAO ARIMOTO is one of our co-founders and has served as our vice president and director since October 2004. Mr. Arimoto also has served as vice president of our Bio-Bridge Science Corp. subsidiary since May 2004 and its director since February 2002. Since February 1975, Mr. Arimoto has served as chief executive officer of Chugoko-Knit Company in Japan. He has 30 years of business experience as an entrepreneur in Japan and China.

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

MR. TREVOR ROY was a graduate of the University of Sydney. Mr. Roy's initial career was in Education where he was a teacher and administrator at both High School and Tertiary levels.   Then in a business career spanning 30 years, Mr. Roy, with his investment and management experience, both in his home country of Australia and internationally, has been in a wide range of industries including Rural/agricultural, Theatrical, Marketing and Promotions, Food manufacturing and distribution, Medical, and Telephony and communications.  For the past 18 years, Mr. Roy has been CEO (now Chairman) of the Creata Group of Companies . He has been instrumental in establishing its business as a global provider of marketing and promotional programs in 18 offices in 12 countries.

Mr. CHEUNG HIN SHUN ANTHONY  Mr. Cheung's early career was in Finance, Accounting and Auditing with John B P Byrne & Co., now Grant Thornton in Hong Kong. This formed the foundation of a successful business management and investment career over 25 years that now includes: ownership of manufacturing facilities in Hong Kong and China (Dongguan) with in excess of 10,000 employees producing over 200 million consumer products annually; ownership of a Class 2 hosipital in China(Fujian); and (commercial) real estate investments and developments in Hong Kong, China and USA.

Our board of directors currently consists of seven members. Our bylaws provide that our directors will be elected at each annual meeting of the stockholders. Their term of office will run until the next annual meeting of the stockholders and until their successors have been elected.

To date, our board of directors has not separately designated a standing audit committee. Since no such committee exists, our entire board of directors constitutes the audit committee pursuant to Section 3(a)(58)(A) of the Exchange Act of 1934.

No individual on our board of directors possesses all of the attributes of an audit committee financial expert and no one on our board of directors is deemed to be an audit committee financial expert. In forming our board of directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Mr. Lee, our Chief Financial Officer, serves as our financial expert regarding generally accepted accounting principals and general application of such principles in connection with the accounting for estimates and accruals, including an understanding of internal control procedures and policies over financial reporting, and maintains sufficient experience analyzing or evaluating financial statements in such depth and breadth as may be required of an audit committee financial expert. However, Mr. Lee is not an elected director of the company. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our board of directors. As a result, we are looking for suitable and renowned professionals to serve the capacity of audit committee financial experts.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to Section 16(a). To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2006 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirement.

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

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal year ended December 31, 2006. The following table summarizes all compensation for fiscal year 2006 received by our chief executive officer and our four highest paid officers in fiscal year 2006.

The following Summary Compensation Table sets forth certain information regarding the compensation of our named executive officers for services rendered in all capacities to Bio-Bridge during the year ended December 31, 2006.

Summary Compensation Table

Name and PrincipalPosition	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards($)	Non-Stock Incentive Plan Comp($)	All other Comp. ($)	Total ($)
Liang Qiao, MD Chief Executive Officer Chairman of the Board	0	0	0	52,590	0	0	52,590
Wenhui Qiao President and Director	16,258	0	0	22,867	0	0	39,125
Chuen Huei (Kevin) Lee Chief Financial Officer	102,000	0	0	22,867	0	0	124,867
Toshihiro Komoike Vice President and Director	36,000	0	0	13,720	0	0	49,720

(1)
Represents fair market value of options granted during the year ended December 31, 2006, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in Note 8, Shareholders Equity, of our consolidated financial statements.

The following table sets forth information concerning the outstanding equity awards granted to the named executive officers at December 31, 2006.

Outstanding Equity Awards at Fiscal Year End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($/Sh)	Option Expiration Date	Number Of Shares Or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number Of Unearned Shares That Have not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That have Not Vested ($)
	Exercisable					Unexercisable
Liang Qiao	250,000	350,000	350,000	0.55	10-13-2015	0	0	0	0
Wenhui Qiao	104,167 150,000	145,833 0	145,833 0	0.5 0.001	10-13-2015 10-13-2015	0 0	0 0	0 0	0 0 (1)
Chuen Huei (Kevin) Lee	104,167 150,000	145,833 0	145,833 0	0.5 0.001	10-13-2015 10-13-2015	0 0	0 0	0 0	0 0 (1)
Toshihiro Komoike	62,500	87,500	87,500	0.5	10-13-2015	0	0	0	0

(1) Based on closing price of Bio-Bridge’s Common Stock on December 31, 2006 of $0.88.

(2) Dr. Qiao's employment with Bio-Bridge Science, Inc. commenced on October 26, 2004. He has not received a salary in 2006.

(3) Mr. Kevin Lee's employment with Bio-Bridge Science Corporation commenced in May 2004. His salary for the remainder of 2004 was $45,000. $15,000 of Mr. Lee's 2004 salary was deferred; $30,000 of Mr. Lee's 2005 salary was deferred, $30,000 of Mr. Lee’s 2006 salary was deferred.

(4) Mr. Wen Hui Qiao's employment with Bio-Bridge Science, Inc. commenced on October 26, 2004.

COMPENSATION OF DIRECTORS

Executive directors do not currently receive compensation for their services as directors, but are reimbursed for expenses incurred in attending board meetings. Non-executive directors receive 10,000 shares of restricted common stock for services as directors per annum in addition to expense reimbursement.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

We currently do not have any employment agreements with our executive officers.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding beneficial ownership of our securities as of March 15, 2007 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each class of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, their address is c/o Bio-Bridge Science, Inc., 1211 West 22nd Street, Suite 615, Oak Brook, IL 60523. As of March 15, 2007 there were 33,732,001 shares of common stock and 4,000,000 shares of preferred stock issued and outstanding.

COMMON STOCK

NUMBER OF SHARES OF NAME OF DIRECTOR, OFFICER AND OUTSTANDING BENEFICIAL OWNER	COMMON STOCK BENEFICIALLY OWNED	PERCENTAGE OF SHARES
Liang Qiao, M.D.(1)	14,050,000	37.2%
Wenhui Qiao(2)	1,950,000	5.2%
Chuen Huei (Kevin)Lee(3)	275,000	*
Toshihiro Komoike(4)	825,000	2.2%
Isao Arimoto(5)	3,750,000	9.9%
Shyh-Jing (Philip) Chiang(6)	898,611	2.4%
Trevor Roy(7)	2,010,000	5.3%
Cheung Hin Shun Anthony (8)	2,010,000	5.3%
All Officers and Directors as a Group
(8 Persons)	25,758,611	68.2%

* Less than one percent beneficially owned.

(1) Includes 13,750,000 shares and an option to purchase 600,000 shares of which 50,000 shares are exercisable within 60 days of March 15, 2007

(2) Includes 825,000 shares, a vested option to purchase 150,000 shares, and an option to purchase 250,000 shares of which 20,833 shares are exercisable within 60 days of March 15, 2007 owned by Wenhui Qiao. Also includes 850,000 shares held by Mingjin Yu, Mr. Qiao's wife. Mr. Qiao disclaims beneficial ownership of the shares held by his wife, except to the extent of his pecuniary interest therein.

(3) Includes a vested option to purchase 150,000 shares, and an option to purchase 250,000 shares of which 20,833 shares are exercisable within 60 days of March 15, 2007.

(4) Includes 750,000 shares and an option to purchase 150,000 shares of which 12,500 shares are exercisable within 60 days of March 15, 2007 owned by Toshihiro Komoike.

(5) Includes 2,125,000 shares and an option to purchase 250,000 shares of which 20,833 shares are exercisable within 60 days of March 15, 2007 owned by Isao Arimoto, 1,500,000 shares owned by Yukiko Arimoto, Mr. Arimoto's wife. Mr. Arimoto disclaims beneficial ownership of the shares held by his wife, except to the extent of his pecuniary interest therein.

(6) Includes 786,111 shares and an option to purchase 5,000 shares of which 417 are exercisable within 60 days of March 15, 2007,and  10,000 shares of restricted common shares granted on March 23, 2007 for board service Also includes 100,000 shares held by Mei-Ju Shi, Mr. Chiang 's wife. Mr. Chiang disclaims beneficial ownership of the shares held by his wife, except to the extent of his pecuniary interest therein.

(7) Includes 2,000,000 preferred shares to be convertible to common shares owned by Mr. Roy through directly or indirectly controlled companies and 10,000 shares of restricted common stock granted on March 23, 2007for board service.

(8) Includes 2,000,000 preferred shares to be convertible to common shares and 10,000 shares of restricted common stock granted on March 23, 2007 for board service.

CHANGE OF CONTROL

To the knowledge of management, there are no present arrangements or pledges of securities of our Company that may result in a change in control of the Company.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dr. Liang Qiao, our chief executive officer and chairman of the board, as well as his brother, Wenhui Qiao, a director and president, and Isao Arimoto, our vice-president and director, Shyh-Jing(Philip) Chiang, our director, are considered promoters. All transactions with the promoters are set forth below.

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

Royalty and License Arrangements

Liang Qiao, MD., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under a license agreement with Loyola University Chicago, our wholly owned subsidiary Bio-Bridge Science Corporation has obtained exclusive rights to this technology for use in our future products within the United States, Japan and PRC. This license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier by us with prior notice or by Loyola University in the event we do not make any effort to market the product after five years from the date on which the U.S., Japan or China grant us a permit for production. See "Business--Intellectual Property." Pursuant to this agreement, Loyola is entitled to receive a royalty of four percent from the net profit for all uses of the licensed technology, including uses under sublicenses. To date, we have not generated any revenues from the sale of any products under development, nor any revenues from sublicenses.

Our director, Wenhui Qiao, is president of our wholly-owned subsidiary Bio-Bridge Science (Beijing). In April 2002, Bio-Bridge Science Corporation, or Bio-Bridge Science Corp. signed a sublicense agreement with Bio-Bridge Science (Beijing). Under the terms of the agreement, Bio-Bridge Science Corp, granted an exclusive license to Bio-Bridge Science Beijing within mainland China. The term of the license agreement is 10 years. There are no royalty fees or one-time costs owed to us under this agreement.

Office Lease in Beijing, China

In July 2004, from one of our directors, Wenhui Qiao, and his wife, Mingjin Yu, lease office space for our office located in Beijing, China. The monthly rent is $1,500. The rental rate is at the housing rental market rate in Chaoyang District, Beijing. The agreement is renewed every year since the lease term is for one year. The current lease agreement with Mr. Qiao and Ms. Yu will expire in June 2007.

Salary Deferral

At our request, part of Mr. Kevin Lee's salary from 2004 to 2006 was deferred. As of December 31, 2006, the total salary deferred for Mr. Lee was $75,000.

ITEM 13- EXHIBITS

The following documents are filed as part of this report:

(1) Financial Statements - See Index to Consolidated Financial Statements under Item 7 above.

(2) Exhibits - See Index to Exhibits following the signatures to this report.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2006 and December 31, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		December 31, 2006	December 31, 2005
(i)	Audit Fees	$93,827	$ 77,500
(ii)	Audit Related Fees	--	--
(iii)	Tax Fees	--	--
(iv)	All Other Fees	--	--

The board of directors serves as the function of audit committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-BRIDGE SCIENCE, INC.

Dated: March 31, 2007	By:	/s/ Liang Qiao, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Liang Qiao	Chief Executive Officer, Secretary and	March 31, 2007
Liang Qiao, M.D.	Chairman of the Board (Principal Executive Officer)

/s/ Chuen Huei (Kevin) Lee	Chief Financial Officer (Principal	March 31, 2007
Chuen Huei (Kevin) Lee	Financial and Accounting Officer)

/s/ Wenhui Qiao	President and Director	March 31, 2007
Wenhui Qiao

/s/ Shyh-Jing (Philip) Chiang	Director	March 31, 2007
Shyh-Jing (Philip) Chiang

/s/ Isao Arimoto	Vice President and Director	March 31, 2007
Isao Arimoto

/s/ Toshihiro Komoike	Vice President and Director	March 31, 2007
Toshihiro Komoike

/s/ Trevor Roy	Director	March 31, 2007
Trevor Roy

/s/ Cheung Hin Shun Anthony	Director	March 31, 2007
Cheung Hin Shun Anthony

Exhibit Index

2.1*	Agreement for the exchange of shares by and among the registrant, Bio-Bridge Science Corporation and the shareholders of record of Bio-Bridge Science Corporation, dated November 4, 2004

3.1(i)*	Certificate of incorporation of the registrant

3.1(ii)**	Certificate of determination of preferred shares

3.2(i)*	Bylaws of the registrant

10.1*	Exclusive License Agreement between Bio-Bridge Science Corporation and Loyola University Chicago, dated April 22, 2004

10.2*	Exclusive Sub-license Agreement between Beijing Bio-Bridge Science Corporation and Beijing Bio-Bridge Science Corporation, dated June 20, 2002

10.3*	2004 stock incentive plan

10.4*	Lease between Bio-Bridge Science Corporation and SFERS Real Estate K Limited Partnership, dated July 30, 2004

10.5*	Agreement between Bio-Bridge Beijing Science Corporation and Beijing Institute of Radiation Medicine, dated May 6, 2004.

10.6*	Land Use Right Agreement between Bio-Bridge Science (Beijing) Co. Ltd. and Beijing Airport High-Tech Park Co. Ltd., dated May 28, 2003.

10.7*	Agreement between Bio-Bridge Beijing Science Corporation and Beijing Institute of Radiation Medicine, dated May 12, 2004.

10.8**	Exclusive Agency Agreement between Registrant and Xinhua Surgical Instruments Co., Ltd. dated November 16, 2005

10.9***	Investment Agreement between Registrant and Dutchess Private Equities Fund, L.P. dated November 29, 2005.

10.10***	Registration Rights Agreement between Registrant and Dutchess Private Equities Fund, L.P. dated November 29, 2005.

10.11****	Code of Ethics

10.12 (1)	Securities Purchase Agreement dated January 2007

10.13 (1)	Common Stock Warrant Purchase Agreement dated January 2007

10.14 (1)	Registration Right Agreement dated January 2007

23.1	Consent of Independent Registered Public Accounting Firm

31.1 (1)	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed with the Securities and Exchange Commission pursuant to Registration Statement No. 333-121786.

** Previously filed with the Securities and Exchange Commission in a Form 8-K filed November 11, 2005.

*** Previously filed with the Securities and Exchange Commission in a Form 8-K filed December 2, 2005.

**** Previously filed with the Securities and Exchange Commission in a Form 10-KSB filed March 31, 2006.

****** Previously filed with the Securities and Exchange Commission in a Form 8-K filed February 14, 2007.

(1) Filed herewith

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2006 AND 2005
AND FOR THE PERIOD
FEBRUARY 11, 2002 (INCEPTION)
THROUGH DECEMBER 31, 2006

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE 1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PAGE 2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2006 AND 2005
PAGE 3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH DECEMBER 31, 2006
PAGE 4	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH DECEMBER 31, 2006
PAGE 5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH DECEMBER 31, 2006
PAGE 6-20	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bio-Bridge Science Inc.

We have audited the accompanying consolidated balance sheets of Bio-Bridge Science Inc. and Subsidiaries (a development stage company) as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for the years then ended and for the period from February 11, 2002 (inception) through December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Bridge Science Inc. and Subsidiaries (a development stage company) as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 and for the period from February 11, 2002 (Inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard (“SFAS”), “Share-Based Payment” (“SFAS 123(R)”) which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.

WEINBERG & COMPANY, P.A.

Los Angeles, California.
March 27, 2007

1

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$149,613	$385,646
Prepaid expenses and other current assets	16,828	5,513
Note receivable, net of discount	40,000	39,025
Total Current Assets	206,441	430,184

FIXED ASSETS, NET	76,238	28,830

CONSTRUCTION IN PROGRESS	1,674,104	947,246

LAND USE RIGHT	359,658	364,190

TOTAL ASSETS	$2,316,441	$1,770,450

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses and other payables	$155,444	$129,369
Amount due to shareholder	18,885	-
Payable to contractors	474,586	-
Total current liabilities	648,915	129,369

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,492,001 and 32,451,537 shares issued and outstanding, respectively	33,492	32,452
Additional paid-in capital	5,469,402	4,658,743
Deferred compensation	-	(508,698)
Subscription receivable	(25,091)	-
Stock to be issued, 240,000 and 328,116 shares, respectively	240	328
Accumulated other comprehensive gain	80,403	25,282
Deficit accumulated during the development stage	(3,890,920)	(2,567,026)
Total Shareholders’ Equity	1,667,526	1,641,081

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,316,441	$1,770,450

See accompanying notes to the consolidated financial statements

2

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD
FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH DECEMBER 31, 2006

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Period from February 11, 2002 (Inception) through December 31, 2006

REVENUE	$1,768	$-	$1,768
COST OF GOODS SOLD	(1,179)	-	(1,179)

GROSS PROFIT	589	-	589

Research and development costs	(95,255)	(81,425)	(317,254)
Selling and distribution expenses	(48,153)		(48,153)
General and administrative expenses	(1,184,974)	(1,178,534)	(3,537,824)

LOSS FROM OPERATIONS	(1,327,793)	(1,259,959)	(3,902,642)

INTEREST INCOME	3,899	6,866	14,018

LOSS ON SALE OF INVESTMENT	-	-	(2,296)

NET LOSS	(1,323,894)	(1,253,093)	(3,890,920)

FOREIGN CURRENCY TRANSLATION GAIN	55,121	26,882	80,403

COMPREHENSIVE LOSS	$(1,268,773)	$(1,226,211)	$(3,810,517)

LOSS PER SHARE, basic and diluted	$(0.04)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING, basic and diluted	32,992,213	31,224,877

See accompanying notes to the consolidated financial statements
3

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH
DECEMBER 31, 2006

			Additional		Common Stock	Accumulated Other	Deficit Accumulated During the
	Common Stock		Paid-in	Deferred	To be	Comprehensive	Development
	Shares	Amount	Capital	Compensation	Issued	Gain (Loss)	Stage	Total

Issuance of 13,750,000 shares at $0.00004	13,750,000	$13,750	$(13,200)	$-	$-	$-	$-	$550

Issuance of 7,461,090 shares at $0.0468	7,461,090	7,461	341,719	-	-	-	-	349,180

Issuance of 1,875,000 shares at $0.12	1,875,000	1,875	223,125	-	-	-	-	225,000

Foreign currency translation loss	-	-	-	-	-	(499)	-	(499)

Net loss	-	-	-	-	-	-	(114,476)	(114,476)
BALANCE DECEMBER 31, 2002	23,086,090	23,086	551,644	-	-	(499)	(114,476)	459,755

Issuance of 3,508,425 shares at $0.12	3,508,425	3,509	417,502	-	-	-	-	421,011

Issuance of 201,200 shares at $0.32	201,200	201	64,186	-	-	-	-	64,387

Foreign currency translation loss	-	-	-	-	-	(644)	-	(644)

Net loss	-	-	-	-	-	-	(255,020)	(255,020)
BALANCE DECEMBER 31, 2003	26,795,715	26,796	1,033,332	-	-	(1,143)	(369,496)	689,489

Issuance of 434,600 shares at $0.12	434,600	435	51,715	-	-	-	-	52,150

Issuance of 1,125,275 shares at $0.32	1,125,275	1,125	358,961	-	-	-	-	360,086

Issuance of 1,616,000 shares at $0.50	1,616,000	1,616	806,382	-	-	-	-	807,998

Fair market value of Stock options granted for services	-	-	695,052	-	-	-	-	695,052

Fair value of shares issued for services	100,000	100	49,900	-	-	-	-	50,000

Exercise of options	200,000	200	-	-	-	-	-	200

Deferred consulting expenses	-	-	-	(390,890)	-	-	-	(390,890)

Foreign currency translation loss	-	-	-	-	-	(457)	-	(457)

Net loss	-	-	-	-	-	-	(944,437)	(944,437)
BALANCE DECEMBER 31, 2004	30,271,590	30,272	2,995,342	(390,890)	-	(1,600)	(1,313,933)	1,319,191

continued
4

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH
DECEMBER 31, 2006 (CONTINUED)

			Additional		Common Stock	Accumulated Other		Deficit Accumulated During the
	Common Stock		Paid-in	Deferred	To be	Comprehensive	Subscriptions	Development
	Shares	Amount	Capital	Compensation	Issued	Gain (Loss)	receivables	Stage	Total

BALANCE DECEMBER 31, 2004	30,271,590	30,272	2,995,342	(390,890)	-	(1,600)	-	(1,313,933)	1,319,191

Issuance of 2,179,947 shares at $0.50	2,179,947	2,180	1,087,794	-	-	-	-	-	1,089,974

Stock options issued for services	-	-	34,935	(34,935)	-	-	-	-	-

Stock options granted to employees and officers	-	-	680,604	(680,604)	-	-	-		-

Amortization of deferred compensation expenses	-	-	-	458,127	-	-	-		458,127

Return of options	-	-	(139,604)	139,604	-	-	-	-	-

Exercise of options	-	-	(328)	-	328	-	-	-	-

Foreign currency translation loss	-	-	-	-	-	26,882	-	-	26,882

Net loss	-	-	-	-	-	-	-	(1,253,093)	(1,253,093)
BALANCE DECEMBER 31, 2005	32,451,537	32,452	4,658,743	(508,698)	328	25,282	-	(2,567,026)	1,641,081

Reclassification of deferred compensation balance to additional-paid-in-capital	-	-	(508,698)	508,698	-	-	-	-	-

Issuance of shares for previously exercised stock options	328,116	328	-	-	(328)	-	-	-	-

Sale of shares at $0.75 to $1.20 per share for cash, net of issuance costs	540,348	540	872,637	-	240	-	(25,091)	-	848,326

Compensatory shares issued to consultants	122,000	122	223,773	-	-	-	-	-	223,895

Employee stock options	-	-	174,670	-	-	-	-	-	174,670

Consultant stock options	-	-	48,277	-	-	-	-	-	48,277

Exercise of options	50,000	50	-	-	-	-	-	-	50

Foreign currency translation loss	-	-	-	-	-	55,121	-	-	55,121

Net loss	-	-	-	-	-	-	-	(1,323,894)	(1,323,894)
BALANCE DECEMBER 31, 2006	33,492,001	$33,492	$5,469,402	$-	$240	$80,403	$(25,091)	$(3,890,920)	$1,667,526

See accompanying notes to the consolidated financial statements
5

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND
FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH
DECEMBER 31, 2006

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Period From February 11, 2002 (Inception) Through December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,323,894)	$(1,253,093)	$(3,890,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,274	6,803	24,887
Amortization of land use right	16,542	15,982	56,099
Non-cash stock compensation expense	446,842	458,127	1,209,131
Stock issued for services		-	50,000
Loss on sale of investment		-	2,107
Change in operating assets and liabilities:
(Increase) decrease in prepaid expense and other assets	(12,290)	12,893	(47,181)
Increase in accrued expenses and other payable	26,075	62,226	155,444
Net Cash Used In Operating Activities	(834,451)	(697,062)	(2,440,433)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land use right	-	-	(394,559)
Increase in construction in progress, net of increase in payable to contractors	(252,272)	(866,113)	(1,190,252)
Purchase of fixed assets	(60,197)	(17,034)	(101,640)
Purchase of investment	-	-	(40,000)
Advance payment to a construction contractor	-	362,472	-
Advance to employees	-	-	19,070
Net Cash Used In Investing Activities	(312,469)	(520,675)	(1,707,381)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	848,376	1,089,974	4,218,912
Due to shareholders	18,885	-	18,885
Net Cash Provided By Financing Activities	867,261	1,089,974	4,237,797

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(279,659)	(127,763)	89,983

Effect of exchange rate changes on cash	43,626	17,604	59,630
Cash and cash equivalents, beginning of period	385,646	495,805	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$149,613	$385,646	$149,613

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$-	$-	$-
Income taxes Paid	$-	$-	$-

See accompanying notes to the consolidated financial statements
6

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Bio-Bridge Science, Inc. (a development stage company) ("the Company") was incorporated in the State of Delaware on October 26, 2004. The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." All losses accumulated since the inception of the Company will be considered as part of the Company's development stage activities. The Company has generated insignificant revenue. The Company's fiscal year end is December 31.

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

History of losses and negative cash flows

Since its inception, the Company has been engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses and negative operating cash flows of $3,890,920 and $2,440,433, respectively, from February 11, 2002 (Inception) through December 31,2006, and had a working capital deficiency of $442,474 as of December 31, 2006. We incurred net losses of $1,323,894 and $1,253,093 for the years ended December 31, 2006 and 2005, respectively. On February 12, 2007, the Company raised $3,000,000 in a private placement in the form of a sale of shares of Series A convertible preferred stock and warrants to purchase common stock (See Note 10). Our capital requirements for the next 12 months, as they relate to further research and development relating to our product candidate, HIV-PV Vaccine I, have been and will continue to be significant. As of December 31, 2006, we have funded our operations through equity offerings whereby we raised an aggregate $4,218,912 since inception and an additional $3,000,000 in February 2007.

On November 29, 2005, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, LP, a Delaware limited partnership based in Boston, Massachusetts ("Dutchess"). Under the terms of the Agreement, Dutchess has agreed to purchase from the Company up to $10,000,000 of the Company's common stock over a 24-month period. As of December 31, 2006, no shares have been issued under the agreement with Dutchess.

Based on our current operating plan, we believe that we have sufficient cash and cash equivalents to last approximately through August, 2008. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond August 2008. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Bio-Bridge Science Inc. and its wholly owned subsidiaries, Bio-Bridge Science Corp. and Bio-Bridge Science (Beijing) Corp. Inter-company accounts and transactions have been eliminated in consolidation.

Economic and Political Risks

The Company faces a number of risks and challenges since its operation is in People’s Republic of China (PRC) and its primary market is in the PRC. We have major operations in China, where we are currently engaged in the development of HIV-PV Vaccine I, HPV vaccine and other potential vaccine products. Our business operations may be adversely affected by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. These effects could substantially impair our business, profits or prospects in China. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

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

Land Use Right

Land use right represents the right to use and lease land in the PRC. The cost of such acquired right has been capitalized, and is being amortized using the straight-line method over twenty five years, which is the life of the operating license period of the Company granted by the Chinese government.

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

Cash and Cash Equivalents

For financial reporting purpose, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash of the Bio-Bridge Science (Beijing) Corporation, a subsidiary of the Company, is held in accounts at financial institutions which are located in the PRC. The Company and subsidiaries have not experienced any losses in such accounts and do not believe that cash is exposed to any significant credit risk. All of BBS Beijing's cash on hand and certain bank deposits are denominated in Renminbi ("RMB") in the amount of $100,048 at December 31, 2006 have been translated at the exchange rate at the end of the period.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, prepaid expenses, note receivable and other current assets, accrued expenses and other payables, and payable to contractors approximates their fair value at December 31, 2006 and 2005 due to the relatively short-term nature of these instruments. The Company's investment in its note receivable has been discounted to its present value based upon current market rates.

Foreign Currency Translation

The company’s financial information is presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	2006	2005

Year end RMB : US$ exchange rate	7.8087	8.0702

Average yearly RMB : US$ exchange rate	7.9395	8.1734

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars (US$) at the rates used in translation.

During 2006, the Renminbi has been steadily appreciating against the US dollar. The Chinese government manifested that it would adopt a more flexible exchange rate system. Therefore, it is expected that the RMB will further appreciate against major currencies gradually in the future.

Income Taxes

The Company accounts for income tax using the asset and liability method that allows for recognition of deferred tax benefits in future years. Under the liability method, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future utilization is uncertain.

Comprehensive Gain (Loss)

Comprehensive gain (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive gain (loss) should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive gain (loss) is a foreign currency translation adjustment.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) or warrants. As of December 31, 2006 common stock equivalents consist of 2,685,675 options that each convert into one share of the Company's common stock. For the years ended December 31, 2006 and 2005, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) which requires the measurement and recognition of compensation expense for all stock-based awards based upon the grant-date fair value of those awards. We previously accounted for our stock-based awards under SFAS No. 123, "Accounting for Stock-Based Compensation" which was similar to SFAS 123R whereby the fair value of option and warrant grants was determined using the Black-Scholes option pricing model at the date of grant We adopted SFAS No. 123R, and its related implementation guidance as promulgated by both the Financial Accounting Standards Board ( the "FASB"), and the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No 107 (“SAB 107”), associated with the accounting for stock-based compensation arrangements of our employees and directors. These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period.

The Company estimates the fair value of equity-based compensation utilizing the Black-Scholes option pricing model. This model requires the input of several factors such as the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, and an estimate of expected forfeiture rate, and is subject to various assumptions. We believe this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to SFAS 123R requirements These amounts are estimated and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors.

The Company continues to apply the provisions of EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18) for our non-employee stock-based awards. Under EITF 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of 1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or 2) the date at which the counterparty’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of non-employee awards in our consolidated statements of operations.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 will have on its consolidated results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company does not expect adoption of SFAS No. 157 will have a material effect on consolidated results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on consolidated results of operations, financial position, or cash flows.

Reclassification

In the current year we have reclassified certain components of our stockholders’ equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders’ equity for such deferred compensation. This reclassification has no effect on net income or total stockholders’ equity as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.

3. FIXED ASSETS

Fixed assets consist of the following at December 31, 2006 and 2005:

	2006	2005
Motor vehicles	$14,986	$14,500
Furniture and fixtures	27,984	26,943
Machinery	58,670
	101,640	41,443
Less accumulated depreciation	25,402	12,613
Fixed assets, net	$76,238	$28,830

Depreciation expense for the years ended December 31, 2006 and 2005 was $12,274 and $6,803, respectively.

4. LAND USE RIGHT

In July 2003, the Company obtained a 50 year land use right to build a research factory in Beijing, PRC. This type of arrangement is common for the use of land in the PRC. This amount has been capitalized and is being amortized over the twenty-five years, the term of the Company's business license.

Land use right as of December 2006 and 2005, consisted of the following:

	2006	2005
Cost	$418,206	$403,837
Less accumulated amortization	58,548	39,647

Net land use rights	$359,658	$364,190

The expected amortization of the land use right over each of the next five years and thereafter is summarized as follows:

Year ending December 31,	Amount
2007	16,452
2008	16,452
2009	16,452
2010	16,452
2011	16,452
Thereafter	277,398
$359,658

5. NOTE RECEIVABLE

On April 12 2004, the Company acquired 100% of the outstanding shares of Aegir Ventures Inc. ("Aegir"), a public company incorporated in the State of Delaware for consideration of $40,000. Aegir Ventures Inc. had no assets or liabilities as of the acquisition date. On November 26, 2004, the Company sold to Nakagawa Corporation ("Nakagawa"), a Japan corporation, all of the issued and outstanding shares of Aegir for a $40,000 unsecured, non interest bearing promissory note, payable on or before November 26, 2006. The Company valued the note at its present value of $37,704 at the date of the sale, resulting in a loss of $2,296 that was reflected as a loss from investment for the year ended December 31, 2004. This amount was reflected as a valuation discount and was amortized over the initial life of the note. On November 25, 2006, the Company further extended the payment due date to November 26, 2007.

6. INCOME TAXES

Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of PRC, the applicable corporation income tax rate for the subsidiary is 15%. The Company is entitled to full exemption from CIT for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. The Company suffered continuing loss from its inception, and the taxable net operating losses are $1,230,353 at December 31, 2006. A valuation allowance has been provided for 100% of the future tax savings because its realization is not predicable.

The foreign net losses carried forward will expire five years when they arose. The expiring amounts for the five years after 2006 are as follows:

Expired year	Amount
2007	—
2008	96,076
2009	139,074
2010	385,088
2011	269,548
2012	340,567
Total	$1,230,353

Significant components of the Company's deferred income tax assets at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred income tax asset:
Amortization of land use right	$—	$2,428
Other	—	1,487
Net operating loss carried forward	184,553	133,468
Valuation allowance	(184,553)	(137,383)
Net deferred income tax asset	$—	$—

The Company's income tax expense differs from the "expected" tax benefit for the years ended December 31, 2006 and 2005 (computed by applying the CIT rate of 15 percent to loss before income taxes) as follows:

	2006	2005
Computed "expected" benefit	$184,553	$133,468
Valuation allowance difference	(184,553)	(133,468)
Income tax expense	$—	$—

The Company is not a U.S. taxpayer.

Value added tax ("VAT")

In accordance with the relevant tax laws in the PRC, VAT is levied at 17% on the invoiced value of sales and is payable by the consumer. The Company is required to remit the VAT collected to the tax authority, but may deduct therefore the VAT it has paid on eligible purchases.

7. SHAREHOLDER'S EQUITY

Preferred Stock

On December 31, 2006, the Company amended its certificate of incorporation to provide for 5,000,000 shares of Series A preferred stock. Pursuant to the Company's certificate of incorporation, its board of directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of undesignated preferred stock, par value $0.001 per share. The Company's board will also have the authority, without the approval of the stockholders, to fix the designations, powers, preferences, privileges and relative, participating, optional or special rights and the qualifications, limitations or restrictions of any preferred stock issued, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the common stock. Preferred stock could thus be issued with terms that could delay or prevent a change in control of our company or make removal of management more difficult. In addition, the issuance of preferred stock may decrease the market price of the common stock and may adversely affect the voting and other rights of the holders of common stock. 4,000,000 shares of Series A preferred stock were issued in February, 2007 (see Note 10).

Common Stock

ISSUANCE OF COMMON STOCK FOR CASH

The following represents transactions involving the purchases of the Company's common stock for cash categorized by period (for the period from the date of inception to December 31, 2006):

Issuance of common stock during the year ending December 31, 2002

Issuance of 13,750,000 shares at $0.00004 for total consideration of $550
●	At inception, 13,750,000 shares of common stock were issued for a total cash payment of $550.

Issuance of 7,661,090 shares at $0.0468 for total consideration of $349,180
●	On July 15, 2002, 1,675,000 shares were issued to two individuals for a total cash payment of $78,390.
●	On July 19, 2002, 2,125,000 shares were issued for a cash payment of $99,450.
●	On June 27, 2002, 786,090 shares were issued for a cash payment of $36,790.
●	On November 8, 2002, 2,875,000 shares were issued to 9 individuals for a total cash payment of $134,550.

Issuance of 1,875,000 shares at $0.12 for total consideration of $225,000
●	On September 6, 2002, 375,000 shares of common stock were issued for a cash payment of $45,000.
●	On November 8, 2002, 250,000 shares were issued for a cash payment of $30,000.
●	On November 12, 2002, 1,250,000 shares were issued to five individuals for a total cash payment of $150,000.

Issuance of common stock during the year ending December 31, 2003

Issuance of 3,508,425 shares at $0.12 for total consideration of $421,011
●	On July 14, 2003, 250,000 shares were issued for a cash payment of $30,000.
●	On July 28, 2003, 75,000 shares were issued for a cash payment of $9,000.
●	On July 29, 2003, 291,750 shares were issued for a cash payment of $35,010.
●	On August 7, 2003, 50,000 shares were issued to two individuals for a total cash payment of $6,000.
●	On September 2, 2003, 125,000 shares were issued for a cash payment of $15,000.
●	On September 3, 2003, 1,500,000 shares were issued for a cash payment of $180,000.
●	On September 12, 2003, 83,350 shares were issued for a cash payment of $10,001.
●	On November 5, 2003, 883,325 shares were issued to two individuals for a total cash payment of $106,000.
●	On December 31, 2003, 250,000 shares were issued for $30,000.

Issuance of 201,200 shares at $0.32 for total consideration of $64,387
●	On October 20, 2003, 93,750 shares were issued to two individuals for a total cash payment of $30,000.
●	On November 5, 2003, 28,025 shares were issued for a cash payment of $8,977.
●	On November 6, 2003, 25,000 shares were issued for a cash payment of $8,000.
●	On November 12, 2003, 23,175 shares were issued to three individuals for a total cash payment of $7,410.
●	On December 18, 2003, 31,250 shares were issued for a cash payment of $10,000.

Issuance of common stock during the year ending December 31, 2004

Issuance of 434,600 shares at $0.12 for total consideration of $52,150
●	On March 25, 2004, 434,600 shares were issued to three individuals for a total cash payment of $52,150.

Issuance of 1,125,275 shares at $0.32 for total consideration of $360,086
●	On January 26, 2004, 12,500 shares of common stock were issued for a cash payment of $4,000.
●	On January 30 2004, 14,750 shares were issued for a cash payment of $4,720.
●	On February 18, 2004, 31,250 shares were issued for a cash payment of $10,000.
●	On March 5, 2004, 14,175 shares were issued for a cash payment of $4,540.
●	On March 15, 2004, 23,375 shares were issued to three individuals for a total cash payment of $7,480.
●	On March 17, 2004, 15,625 shares were issued for a cash payment of $5,000.
●	On March 26, 2004, 46,875 shares were issued to two individuals for a total cash payment of $15,000.
●	On March 31, 2004, 31,250 shares were issued for a cash payment of $10,000.
●	On April 2, 2004, 31,250 shares were issued for a cash payment of $10,000.
●	On April 6, 2004, 31,250 shares were issued for a cash payment of $10,000.
●	On April 28, 2004, 57,500 shares were issued for a cash payment of $18,400.
●	On April 30, 2004, 251,725 shares were issued to ten individuals for a total cash payment of $80,546.
●	On May 11, 2004, 50,000 shares were issued to two individuals for a total cash payment of $16,000.
●	On May 15, 2004, 13,750 shares were issued for a cash payment of $4,400.
●	On May 28, 2004, 500,000 shares were issued for a cash payment of $160,000.

Issuance of 1,616,000 shares at $0.50 for total consideration of $807,998
●	On May 31, 2004, 20,000 shares were issued for a cash payment of $10,000.
●	On June 1, 2004, 240,000 shares were issued to three individuals for a total cash payment of $120,000.
●	On June 4, 2004, 85,000 shares were issued to four individuals for a total cash payment of $42,498.
●	On June 5, 2004, 81,000 shares were issued to three individuals for a total cash payment of $40,500.
●	On June 7, 2004, 80,000 shares were issued to four individuals for a total cash payment of $40,000.
●	On June 8, 2004, 40,000 shares were issued to two individuals for a total cash payment of $20,000.
●	On June 9, 2004, 60,000 shares were issued to two individuals for a total cash payment of $30,000.
●	On June 11, 2004, 140,000 shares were issued to six individuals for a total cash payment of $70,000.
●	On June 12, 2004, 60,000 shares were issued to two individuals for a total cash payment of $30,000.
●	On June 13, 2004, 20,000 shares were issued for a cash payment of $10,000.
●	On June 14, 2004, 260,000 shares were issued to nine individuals for a total cash payment of $130,000.
●	On June 15, 2004, 530,000 shares were issued to twelve individuals for a total cash payment of $265,000.

Issuance of common stock during the year ending December 31, 2005

Issuance of 2,179,947 shares at $0.50 for total consideration of $1,089,974
●	On April 22, 2005, 20,000 shares were issued to one individual for a total cash payment of $10,000.
●	On May 9, 2005, 100,000 shares were issued to one individual for a cash payment of $50,000.
●	On May 10, 2005, 100,000 shares were issued to one individual for a cash payment of $50,000.
●	On May 20, 2005, 100,000 shares were issued to one individual for a total cash payment of $50,000.
●	On June 6, 2005, 60,000 shares were issued to one individual for a total cash payment of $30,000.
●	On June 13, 2005, 50,000 shares were issued to two individuals for a total cash payment of $25,000.
●	On June 15, 2005, 40,000 shares were issued to one individual for a total cash payment of $20,000.
●	On June 20, 2005, 100,000 shares were issued to two companies for a total cash payment of $50,000.
●	On August 23, 2005, 30,000 shares were issued to two individuals for a total cash payment of $15,000.
●	On August 26, 2005, 60,000 shares were issued to three individuals for a total cash payment of $30,000.
●	On August 29, 2005, 130,000 shares were issued to five individuals for a total cash payment of $65,000.
●	On August 30, 2005, 116,250 shares were issued to three individuals for a total cash payment of $58,125.
●	On August 31, 2005, 766,046 shares were issued to twenty-five individuals for a total cash payment of $383,023.
●	On September 5, 2005, 40,000 shares were issued to one individual for a total cash payment of $20,000.
●	On September 12, 2005, 352,651 shares were issued to one individual for a total cash payment of $176,326.
●	On September 22, 2005, 100,000 shares were issued to one individual for a total cash payment of $50,000.
●	On September 23, 2005, 15,000 shares were issued to one individual for a total cash payment of $7,500.

Issuance of common stock during the year ending December 31, 2006

Issuance of 540,348 shares at $1.20 for total consideration of $648,417
●	On January 20, 2006, 78,333 shares were sold to six individuals for a total cash payment of $94,000.
●	On January 25, 2006, 28,000 shares were sold to five individuals for a cash payment of $33,600.
●	On January 30, 2006, 64,167 shares were sold to three individuals for a cash payment of $77,000.
●	On March 20, 2006, 92,848 shares were sold to six individuals for a total cash payment of $111,417.
●	On March 22, 2006, 30,000 shares were sold to three individuals for a total cash payment of $36,000.
●	On March 24, 2006, 29,500 shares were sold four individuals for a total cash payment of $35,400.
●	On March 28, 2006, 30,000 shares were sold to six individuals for a total cash payment of $36,000.
●	On March 29, 2006, 91,500 shares were sold to four individuals for a total cash payment of $109,800.
●	On March 30, 2006, 6,000 shares were sold to two individuals for a total cash payment of $7,200.
●	On June 30, 2006, 90,000 shares were sold to two individuals for a total cash payment of $108,000.

Sale of 100,000 shares to be issued for total consideration of $120,000
●	On September 6, 2006, 100,000 shares were sold to an individual for a total cash payment of $120,000.

Sale of 140,000 shares to be issued for total consideration of $105,000
●	On November 20, 33,333 shares were sold to an individual for total of $25,000. The amount was recorded as subscription receivable as of December 31, 2006.
●	On December 6, 2006, 106,667 shares were sold to five individuals for a total cash payment of $80,000.

Issuances of common stock for services

On February 9, 2006, the Company and CEOcast, Inc. entered into an investor relations consulting agreement. The Company agreed to pay $5,000 a month and issue 72,000 shares of common stock for investor relations services to be rendered during the six month period following the signing of the agreement. 36,000 shares of common stock were granted on February 9, 2006 and were valued at $64,800 based on the closing price of the Company’s common stock of $1.80 per share at the grant date. 36,000 additional shares of common stock were granted on May 9, 2006 and were valued at $75,600 based on the closing price of the Company’s common stock of $2.10 per share at the grant date. The Company has amortized the total of $140,400 as compensation cost as of December 31, 2006.

On March 6, 2006, we engaged CH Capital LLC for financial consulting services and agreed to issue a total of 50,000 shares of common stock for these financial consulting services. 25,000 shares were issued on March 6, 2006 and an additional 25,000 shares were issued on September 6 2006. The fair value of the 50,000 shares was $101,250 and was determined as follows: the value of the first 25,000 shares was calculated using the closing share price of $1.80 on March 6, 2006 and the value of the remaining 25,000 shares was calculated using the closing share price of $2.25 on September 6, 2006. As of December 31, 2006, the Company had amortized $83,506 as compensation cost.

Exercise of stock options

In 2004, 200,000 shares of common stock were issued at $0.001 per share for a cash payment of $200 from an exercise of stock options.

In 2005, options for 328,116 shares of common stock at $0.001 per share were exercised (including 300,000 options owned by Columbia China Capital Group). The shares were not issued by the transfer agent as of December 31, 2005 and were recorded as common stock to be issued in the accompanying consolidated balance sheet. The shares were issued in 2006.

During 2006, 50,000 shares of common stock were issued at $0.001 per share for a cash payment of $50 from an exercise of options by Adam Friedman Associates, LLC.

Issuances of options and warrants

During 2004, the Company issued to Columbia China Capital Group, Inc. an option to purchase 1,342,675 shares of common stock at $.001 per share to be exercised within a three-year period in consideration for financial consulting services to be provided over a two-year period The options granted were granted outside the Company's stock option plan. On December 1, 2004, 200,000 of these options were exercised. The options were valued at their fair value of $670,098 at the date of grant, which was determined by the Black-Scholes valuation method using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 85% based on recent history of the stock price in the industry. The Company revalued the fair value of the options at the end of each reporting period in accordance with EITF 96-18 and determined there was no significant change to the initial valuation. The value of the options issued was amortized over the two- year term of the service agreement. Amortization for such amount was $251,287 in 2005 and $279,208 in 2004, and was reflected in the accompanying consolidated statement of operations for each period, respectively. On October 17, 2005, Columbia China Capital Group, Inc. exercised 300,000 of these options. On October 18, 2005, the Company reached agreement with Columbia China Capital Group, Inc. to voluntarily give up 350,000 options. As such, the remaining unamortized balance of deferred compensation of $139,604 was charged to operations during the year ended December 31, 2005. On January 9, 2006 and March 2, 2006, the Company reached agreement with Columbia China Capital Group, Inc. to voluntarily give up an additional 72,000 and 25,000 options, respectively.

On December 1, 2004, the Company issued 100,000 shares of its common stock and an option to purchase an additional 50,000 shares of its common stock at $0.001 per share to Richardson & Patel, LLC in consideration for past legal services. The shares issued were valued at $50,000, their fair value at the date of issuance. The options granted were valued at $24,954 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 85 percent based on recent history of the stock price in the industry. The value of the options $24,954 was reflected as a consulting expense in 2004.

On July 1, 2005, the Company issued to two individual consultants an option to purchase 20,000 shares of common stock at $.001 per share to be exercised within a three-year period in consideration for scientific advisory service to be provided over a one-year period, and all of these shares were exercised at the same time when they were granted. The options granted were valued at $9,982 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The Company revalued the fair value of the options at the end of each reporting period in accordance with EITF 96-18 and determined there was no significant change to the initial valuation. The value of the options issued was reflected as deferred compensation and is being amortized over the one- year term of the service agreement. For year ended December 31, 2006, $4,991 has been amortized and included in the accompanying consolidated statement of operations.

On October 14, 2005, the Company issued to Mr. Liang Qiao, MD, the Company's chief executive officer, an option to purchase 600,000 shares of common stock at $0.55 per share to be exercised with a ten-year (10) period. The options granted were valued at $157,770 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of four years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options will be amortized over the three year vesting period. For year ended December 31, 2006, $52,600 has been amortized and included in compensation cost in the accompanying consolidated statement of operations.

On October 14, 2005, the Company issued to 25 employees options to purchase 1,345,000 shares of common stock at $0.5 per share to be exercised with a ten-year (10) period. The options granted were valued at $369,045 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 4 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options will be amortized over the three year vesting period. For year ended December 31, 2006, $122,070 has been amortized and included in the accompanying consolidated statement of operations.

On November 2, 2005, the Company issued to Mr. Wenhui Qiao (the Company's director and president) and Mr. Chuen Huei (Kevin) Lee (the Company's CFO) an option to purchase 300,000 shares of common stock at $0.001 per share. The options granted were valued at $149,738 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 4 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the stock options of $149,738 was reflected as consulting expense in 2005.

On November 2, 2005, the Company issued to Adam Friedman Associates, LLC, the Company's investor relations consultant, an option to purchase 50,000 shares of common stock at $0.001 per share to be exercised within a one-year period in consideration for financial consulting service to be provided over a one-year period. Has exercised in the Second quarter of 2006 The options granted were valued at $24,952 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 1.5 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options was being amortized over the one- year term of the service agreement. For year ended December 31, 2006, $20,794 has been amortized and included in the accompanying consolidated statement of operations.

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

On July 1, 2006, the Company issued options to two consultants to purchase 10,000 shares of common stock, individually. The options granted were valued at $44,982 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 49 percent based on recent history of the stock price in the industry. For the year ended December 31, 2006, $22,491 has been amortized and included as consulting expense in the accompanying consolidated statement of operations.

In November 2006, we issued a warrant to purchase common stock to an investor to purchase 50,000 shares of common stock at $1.20 per share with a term of three years. The investor also purchased 33,333 shares of common stock at $0.75 per share in that transaction.

Investment Agreement

On November 29, 2005, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, LP, a Delaware limited partnership based in Boston, Massachusetts ("Dutchess"). Under the terms of the Agreement, Dutchess has agreed to purchase from the Company up to $10,000,000 of the Company's common stock over a 24-month period. After a registration statement covering the resale of up to 2,000,000 shares of the Company's common stock is declared effective, the Company has the right to deliver a put notice and sell to Dutchess (i) $100,000 of its common stock or (ii) 200% of the average daily volume of its for the 10 trading days prior to the put notice date, multiplied by the average of three daily closing bid prices immediately preceding the put date. The purchase price per share identified in each put notice will be equal to 95% of the lowest closing best bid price of the Company's common stock during five trading days after the applicable put notice date. Pursuant to the terms of the Agreement, the Company has the right to control the timing and amount of stock sold to Dutchess. The Company is not entitled to submit a put notice until after the closing of the previous put notice. Pursuant to the Agreement, upon receipt of a put notice, Dutchess will be required to purchase from the Company during the applicable pricing period a number of shares having an aggregate purchase price equal to the lesser of (i) the put amount identified in the put notice, and (ii) 20% of the aggregate trading volume of the Company's common stock during the pricing period multiplied by the lowest closing bid price during the applicable pricing period. In addition, the Agreement requires the Company to pay a registered broker dealer 2.5% of the put amount on each draw toward the placement agent fee up to a total cumulative amount of $10,000. The Agreement terminates upon the earlier to occur of the following events:

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

The company filed with the SEC a registration statement on Form SB-2 under the Securities Act with respect to the common stock being offered in this offering on December 30, 2005 and was declared effective in the first quarter of 2006. As of December 31, 2006, the Company has not used any equity line under the Agreement.

8 STOCK OPTION PLAN

On December 1, 2004, the Company approved and adopted the 2004 Stock Incentive Plan. The 2004 stock incentive plan provides for the grant of incentive stock options to our employees, and for the grant of non-statutory stock options, restricted stock, stock appreciation rights and performance shares to our employees, directors and consultants. The Company has reserved a total of 2,000,000 shares of its common stock for issuance pursuant to the 2004 stock incentive plan. The 2004 stock incentive plan does not provide for automatic annual increases in the number of shares available for issuance under the plan. As of December 31, 2006, 1,940,000 options had been granted under this plan, and an additional 745,676 options have been granted outside of the plan.

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

The following table summarizes the stock option activity under the plan and non plan issuances:

	Options Granted	Weighted Average Exercise Price
Outstanding at December 31, 2003 and prior	-	-
Granted	1,392,675	$0.001
Exercised	(200,000)	$0.001
Returned	-	-
Outstanding at December 31, 2004	1,192,675	$0.001
Granted	2,323,116	$0.44
Exercised	(328,116)	$0.001
Returned	(350,000)	$0.001
Outstanding at December 31, 2005	2,837,675	$0.36
Granted	20,000	$0.001
Exercised	(50,000)	$0.001
Withdraw	(122,000)	$0.001
Outstanding at December 31,2006	2,685,675	0.37
Exercisable at December 31 2006	1,565,675	0.26

The following table summarizes information about stock options outstanding as of December 31, 2006:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.001 to $0.55	2,685,675	$0.37	3	1,565,675	$0.26
	2,685,675			1,565,675

Information relating to stock options at December 31, 2006 summarized by exercise price is as follows:

Outstanding			Exercisable
Exercise price per share	Number of shares	Life ( years)	Exercise price	Number of shares	Weighted average exercise price
$0.001	715,675	2	$0.001	715,675	$0.001
$0.001	50,000	1	$0.001	50,000	$0.001
$0.5	1,320,000	3	$0.5	550,000	$0.1756
$0.55	600,000	3	$0.55	250,000	$0.0878
$0.001 to $0.55	2,685,675	3	$0.37	1,565,675	$0.26

The aggregate intrinsic value of 2,685,675 options outstanding and 1,565,675 options exercisable as of December 31, 2006 was $1,372,628 and $ 964,528, respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company’s common shares for the options that were in-the-money as of December 31, 2006.

As a result of adopting SFAS 123R on January 1, 2006, the Company recognized stock-based compensation expense of $446,842 for the twelve months ended December 31, 2006. At December 31, 2006, options for 1,120,000 shares were nonvested. The total deferred compensation expense for the outstanding value of unvested stock options was $ 303,338 as of December 31, 2006, which will be recognized over a weighted average period of 36 months.

9. COMMITMENTS AND CONTINGENCIES

Construction in progress

In May 2003, the Company acquired a land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of HIV-PV Vaccine I. As of December 31, 2005, the Company has received all necessary permits and approvals. The general plans for development include the construction of a laboratory facility (“Phase One”) and construction of an administrative office building (“Phase Two”). The Company estimates the total project costs for Phase One will be approximately $2,100,000 to $2,200,000. At December 31, 2006, Phase One construction and internal -clean room decoration was substantially complete at a cost of approximately $1,674,000, and is recorded as construction in progress. At December 31, 2006, $474,586 is due to the contractors of Phase One for the completed construction and internal clean room decoration and is recorded as due to contractors. The Company estimates the remaining costs associated with Phase One will be approximately $400,000 to $500,000, primarily for permanent electrical and steam equipment the Company intends to have installed. At December 31, 2006, the Company had not negotiated any contracts for the purchase of any of the electrical and steam equipment. The Company estimates the purchase and installation of the electrical and steam equipment to be completed by July, 2007. In addition, the Company estimates the cost of laboratory equipment it will need to purchase before Phase One can be used as the Company intends Phase One to be used will be approximately $800,000 to $1,000,000. At December 31, 2006, the Company had not negotiated any contracts for the purchase of any of the laboratory equipment. The Company estimates the purchase and installation of the laboratory equipment to be completed by July, 2007. At December 31, 2006, Phase Two was still in the design stage. The Company estimates total project costs for Phase Two will be approximately $1,000,000. The Company estimates that construction may begin on Phase Two after 2008, but currently has no plans for construction to begin on Phase Two.

Lease commitment

As of December 31, 2006, the Company had remaining outstanding commitments with respect to its non-cancelable operating lease for its office in Oak Brook, IL, of which $17,960 is due in 2007 and none thereafter, and its office in Beijing, PRC (which is leased from Mr. Wenhui Qiao, the Company's director and president), of which $9,220 is due in 2007 and none thereafter.

Rental expense for the year ended December 31, 2006 and 2005 was $50,555 and $46,887, respectively.

Royalty and License Arrangements

Mr. Liang Qiao, M.D., the Company's co-founder and chief executive officer, is one of the two co-inventors of the Company's core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, the Company has obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of December 31, 2006, the Company had not generated any revenues from the sale of any products under development, nor had the Company received any revenues from sublicenses.

Research and Development Agreement

On May 6, 2004, Beijing Institute of Radiation Medicine and the Company entered into agreements for pre-clinical animal testing of HIV-PV Vaccine I. The aggregate amount for the testing is $122,348 and as of December 31, 2006, the remaining commitment was $22,539.

Distribution Agreement

On November 21, 2005, we entered into an exclusive distribution agreement with Xinhua Surgical Instruments Co. Ltd., located in Shandong, China. Under this agreement, we have been granted exclusive distribution rights for all Xinhua surgical instruments in the United States, which are subject to FDA approval. Our minimum turnover requirement begins in the second year in the amount of $50,000 and increases to $60,000 during the third year and increases 10% annually thereafter. We are responsible for advertising and marketing expenses in connection with distribution of Xinhua surgical instruments in the United States. Subject to minimum turnover requirements, our exclusivity rights in the United States will be extended unless we fail to fulfill the minimum turnover requirements. On December 6, 2005, we received confirmation from the FDA of our registration as a medical device establishment, which enables us to perform initial distributor and repackager operations. This confirmation is not FDA approval of any product or any of our activities. It is neither a license, nor a certification. We began marketing Xinhua surgical instruments that meet the criteria for class I medical devices under FDA rules, which do not require pre-market notification to the FDA.

10. SUBSEQUENT EVENTS

On February 12th, 2007, Bio-Bridge Science, Inc. (the "Company") raised $3,000,000 in a private placement in the form of a sale of shares of Series A convertible preferred stock and warrants to purchase common stock. Each preferred share is convertible to one share of common stock at $0.75 per share; the conversion price will be decreased if we sell equity for less than $0.75 per share prior to call or conversion of the preferred shares within twelve months of the closing date. However, the conversion price will never be decreased below $0.50 per share. The warrants are exercisable at $1.00 per share with a term of three years.

A total of 4,000,000 shares of Series A preferred and warrants to purchase 3,000,000 shares of common stock were issued in the placement. The Company can require conversion of the preferred stock to common stock (i) if the closing bid price of the Company’s common stock is $2.00 or greater for 20 consecutive trading days at any time after six months from closing date or (ii) on the third year.

On March 9, 2007, we entered into a cooperative agreement with the Institute of Basic Medical Sciences at the Chinese Academy of Medical Sciences, a leading medical research institute in China, to research and develop a human papillomavirus polyvalent vaccine using prokaryotic expression system. This vaccine is designed to prevent from infection by human papillomavirus types 6, 11, 16, 18, 31, 45, and 58, which is expected to provide broader protection than the current vaccine in the market and the production cost be much lower. Under the agreement, Bio-Bridge has been granted the preferential right to develop the vaccine and enjoys a 60% interest in the project.

