Form 10QSB
period 2007-03-31
BIO BRIDGE SCIENCE INC
filed 2007-05-15
CIK 1309304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: March 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company:  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of March 31, 2007: 33,732,001 shares

Transitional Small Business Disclosure Format:   Yes ☐ No ☒

Bio-Bridge Science, Inc

Index to Form 10-QSB

Page

Item 1.	Financial Statements 3

	Condensed Consolidated Balance Sheets as of March 31, 2007 (unaudited)
	and December 31, 2006	3

	Unaudited Condensed Consolidated Statements of Operations
	for the three month periods ended March 31, 2007 and 2006 and for the period from February 11, 2002 (inception) through March 31, 2007	4

	Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity
	and Comprehensive Gain for the period from February 11, 2002 (inception)
	through March 31, 2007	5

	Unaudited Condensed Consolidated Statements of Cash Flows
	for the three month periods ended March 31, 2007 and 2006 and for the period from February 11, 2002 (inception) through March 31, 2007	9

	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis or Plan of Operation	19

Item 3.	Controls and Procedures	24

Part II	Other Information	24

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

	SIGNATURES	27

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,
	2007 (unaudited)	December 31, 2006
CURRENT ASSETS
Cash and cash equivalents	$728,567	$149,613

Prepaid expenses and other current assets	12,773	16,828

Short term marketable securities-trading securities	1,874,117	-

Note receivable, net of discount	40,000	40,000
Total current assets	2,655,457	206,441

FIXED ASSETS, NET	72,550	76,238

CONSTRUCTIONS IN PROGRESS	1,694,121	1,674,104

LAND USE RIGHT, NET OF CURRENT PORTION	358,901	359,658

TOTAL ASSETS	$4,781,029	$2,316,441

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses and other payables	$177,384	$155,444
Amount due to shareholder	18,885	18,885
Payable to contractors	155,918	474,586
Total current liabilities	352,187	648,915

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,000,000 and 0 shares issued and outstanding, respectively	4,000	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,732,001 and 33,492,001 shares issued and outstanding, respectively	33,732	33,492
Additional paid-in capital	9,861,016	5,469,402
Preferred stock dividend payable in common shares	47,000	-
Subscription receivable	(25,547)	(25,091)
Stock to be issued, 445,675 and 240,000 shares, respectively	446	240
Accumulated other comprehensive gain	97,519	80,403
Deficit accumulated during the development stage	(5,589,324)	(3,890,920)

Total shareholders’ equity	4,428,842	1,667,526

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,781,029	$2,316,441

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	For the Period from February 11, 2002 (Inception) through March 31, 2007

REVENUE	$357	$181	$2,125
COST OF GOODS SOLD	(227)	(56)	(1,406)
GROSS PROFIT	130	125	719

Research and development cost	(43,545)	(16,558)	(360,799)
Selling and distribution expenses	(5,473)	(5,888)	(53,626)
General and administrative expenses	(298,989)	(276,100)	(3,836,812)

LOSS FROM OPERATIONS	(347,877)	(298,421)	(4,250,518)

INTEREST INCOME	3,413	1,122	15,134

LOSS FROM TRADING SECURITIES	(23,066)		(23,066)

DIVIDEND INCOME	9,446	-	9,446

NET LOSS	(358,084)	(297,299)	(4,249,004)

DEEMED PREFERRED STOCK DIVIDEND	(1,293,320)		(1,293,320)

PREFERRED STOCK DIVIDENDS	(47,000)	-	(47,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(1, 698,404)	(297,299)	(5,589,324)

LOSS PER SHARE, basic and diluted	$(0.01)	$(0.01)

LOSS PER SHARE, attributable to common shareholders, basic and diluted	$(0.05)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING, basic and diluted	33,654,668	32,516,269

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED MARCH 31, 2007 AND 2006, AND FOR THE PERIOD
FROM FEBRUARY 11, 2002
(INCEPTION) THROUGH MARCH 31, 2007

			Additional		Common Stock	Accumulated Other	Deficit Accumulated During the
	Common Stock		Paid-in	Deferred	To be	Comprehensive	Development
	Shares	Amount	Capital	Compensation	Issued	Gain (Loss)	Stage	Total

Issuance of 13,750,000 shares at $0.00004	13,750,000	$13,750	$(13,200)	$-	$-	$-	$-	$550

Issuance of 7,461,090 shares at $0.0468	7,461,090	7,461	341,719	-	-	-	-	349,180

Issuance of 1,875,000 shares at $0.12	1,875,000	1,875	223,125	-	-	-	-	225,000

Foreign currency translation loss	-	-	-	-	-	(499)	-	(499)

Net loss	-	-	-	-	-	-	(114,476)	(114,476)

BALANCE DECEMBER 31, 2002	23,086,090	23,086	551,644	-	-	(499)	(114,476)	459,755

Issuance of 3,508,425 shares at $0.12	3,508,425	3,509	417,502	-	-	-	-	421,011

Issuance of 201,200 shares at $0.32	201,200	201	64,186	-	-	-	-	64,387

Foreign currency translation loss	-	-	-	-	-	(644)	-	(644)

Net loss	-	-	-	-	-	-	(255,020)	(255,020)

BALANCE DECEMBER 31, 2003	26,795,715	26,796	1,033,332	-	-	(1,143)	(369,496)	689,489

Issuance of 434,600 shares at $0.12	434,600	435	51,715	-	-	-	-	52,150

Issuance of 1,125,275 shares at $0.32	1,125,275	1,125	358,961	-	-	-	-	360,086

Issuance of 1,616,000 shares at $0.50	1,616,000	1,616	806,382	-	-	-	-	807,998

Fair market value of Stock options granted for services	-	-	695,052	-	-	-	-	695,052

Fair value of shares issued for services	100,000	100	49,900	-	-	-	-	50,000

Exercise of options	200,000	200	-	-	-	-	-	200

Deferred consulting expenses	-	-	-	(390,890)	-	-	-	(390,890)

Foreign currency translation loss	-	-	-	-	-	(457)	-	(457)

Net loss	-	-	-	-	-	-	(944,437)	(944,437)

BALANCE DECEMBER 31, 2004	30,271,590	$30,272	$2,995,342	$(390,890)	$-	$(1,600)	$(1,313,933)	$1,319,191

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED MARCH 31, 2007 AND 2006, AND FOR THE PERIOD FROM FEBRUARY 11, 2002
(INCEPTION) THROUGH MARCH 31, 2007

		Additional		Common Stock	Accumulated Other	Deficit Accumulated During the
Common Stock		Paid-in	Deferred	To be	Comprehensive	Development
Shares	Amount	Capital	Compensation	Issued	Gain (Loss)	Stage	Total

BALANCE DECEMBER 31, 2004	30,271,590	$30,272	$2,995,342	$(390,890)	$-	$(1,600)	$(1,313,933)	$1,319,191

Issuance of 2,179,947 shares at $0.50	2,179,947	2,180	1,087,794	-	-	-	-	1,089,974

Stock options issued for services	-	-	34,935	(34,935)	-	-	-	-

Stock options granted to employees and officers	-	-	680,604	(680,604)	-	-	-	-

Amortization of deferred compensation expenses	-	-	-	458,127	-	-	-	458,127

Return of options	-	-	(139,604)	139,604	-	-	-	-

Exercise of options	-	-	(328)	-	328	-	-	-

Foreign currency translation loss	-	-	-	-	-	26,882	-	26,882

Net loss	-	-	-	-	-	-	(1,253,093)	(1,253,093)
BALANCE DECEMBER 31, 2005	32,451,537	$32,452	$4,658,743	$(508,698)	$328	$25,282	$(2,567,026)	$1,641,081

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE GAIN (LOSS) FOR THE PERIOD FROM FEBRUARY 11, 2002
(INCEPTION) THROUGH MARCH 31, 2007

		Additional		Common Stock	Accumulated Other		Deficit Accumulated During the
Common Stock		Paid-in	Deferred	To be	Comprehensive	Subscriptions	Development
Shares	Amount	Capital	Compensation	Issued	Gain (Loss)	Receivable	Stage	Total

BALANCE DECEMBER 31, 2005	32,451,537	$32,452	$4,658,743	$(508,698)	$328	$25,282	$-	$(2,567,026)	$1,641,081

Reclassification of deferred compensation balance to additional-paid-in-capital	-	-	(508,698)	508,698	-	-	-	-	-

Issuance of shares for previously exercised stock option	328,116	328	-	-	(328)	-	-	-	-

Sales of shares at $0.75 to $1.2 per share for cash, net of issuance costs	540,348	540	872,637	-	240	-	(25,091)	-	848,326

Compensatory shares issued to consultant	122,000	122	223,773	-	-	-	-	-	223,895

Employee stock options	-	-	174,670	-	-	-	-	-	174,670

Consultant stock option	-	-	48,277	-	-	-	-	-	48,277

Exercise of options	50,000	50	-	-	-	-	-	-	50

Foreign currency translation loss	-	-	-	-		55,121	-	-	55,121

Net loss 1/1/06 to 12/31/06	-	-	-	-	-	-	-	(1,323,894)	(1,323,894)
BALANCE DECEMBER 31, 2006	33,492,001	$33,492	$5,469,402	$-	$240	$80,403	$(25,091)	$(3,890,920)	$1,667,526

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE GAIN (LOSS) FOR THE PERIOD FROM FEBRUARY 11, 2002
(INCEPTION) THROUGH MARCH 31, 2007

					Preferred					Deficit
					stock
					dividend		Common	Accumlated		Accumulated
					payable	Additional	Stock	Other		During the
	Common Stock		Preferred stock		in common	Paid-in	To be	Comprehensive	Subscriptions	Development
	Shares	Amount	Shares	Amount	share	Capital	Issued	Gain (Loss)	Receivable	Stage	Total

BALANCE DECEMBER 31, 2006	33,492,001	$33,492	-	$-	$-	$5,469,402	$240	$80,403	$(25,091)	$(3,890,920)	$1,667,526

Issuance of preferred shares at $0.75 per share for cash, net of issuance costs	-	-	4,000,000	4,000	-	2,996,000	-	-	(40)	-	2,999,960

Deemed dividend related to beneficial conversion feature of convertible preferred stock	-	-	-	-	-	1,293,320	-	-	-	(1,293,320)	-

Accrual of preferred stock dividend	-	-	-	-	47,000	-	-	-	-	(47,000)	-

Compensatory shares issued	-	-	-	-	-	47,714	30	-	-	-	47,744

Employee stock options	-	-	-	-	-	43,334	-	-	-	-	43,334

Consultant stock options	-	-	-	-	-	11,246	-	-	-	-	11,246

Issuance of shares for previously exercised stock option	240,000	240	-	-	-	-	(240)	-	-	-	-

Exercise of options	-	-	-	-	-	-	416		(416)	-	-

Foreign currency translation loss	-	-	-	-	-	-	-	17,116	-	-	17,116

Net loss 1/1/07 to 3/31/07	-	-	-	-	-	-	-	-	-	(358 084)	(358,084)
BALANCE March 31, 2007	33,732,001	$33,732	4,000,000	$4,000	$47,000	$9.861,016	$446	$97,519	$(25,547)	$(5,589,324)	$4,428,842

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE GAIN (LOSS) FOR THE PERIOD FROM FEBRUARY 11, 2002
(INCEPTION) THROUGH MARCH 31, 2007

	For three months Ended March 31, 2007	For three months Ended March 31, 2006	For the Period From February 11, 2002 (Inception) Through March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(358,084)	$(297,299)	$(4,249,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,665	1,936	29,552
Amortization of land use right	4,202	4,060	60,241
Non cash stock compensation expense	102,324	96,745	1,311,455
Loss from trading securities	23,066	-	23,066
Stock issued for services	-	-	50,000
Loss on sale of investment	-	-	2,107
(Increase) decrease in prepaid expense and other assets	4,054	(6,079)	(12,773)
Increase (decrease) in payable to contractor	(318,668)	-	155,918
Increase in accrued expenses and other payable	21,939	13,084	177,384
Net Cash Used In Operating Activities	(516,502)	(187,553)	(2,452,054)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land use right	-	-	(394,559)
Increase in construction in progress	(20,017)	(162,203)	(1,694,121)
Purchase of fixed assets	(1,196)	(38,971)	(102,836)
Purchase of investment	-	-	(40,000)
Purchase of marketable securities	(1,897,183)	-	(1,897,183)
Advance to employees	-	-	19,070
Net Cash Used In Investing Activities	(1,918,396)	(201,174)	(4,109,629)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	204,532	4,218,912
Proceeds from issuance of preferred stock	2,999,960	-	2,999,960
Amount due to a director	-	1,172	18,885
Net Cash Provided By Financing Activities	2,999,960	205,704	7,237,757

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	565,062	(183,023)	676,074
-
Effect of exchange rate changes on cash	13,892	7,866	52,493
Cash and cash equivalents, beginning of period	149,613	385,646	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$728,567	$210,489	$728,567

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$-	$-	$-
Income taxes Paid	$-	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Deemed preferred stock dividend	$1,293,320	$-	$1,293,320
Preferred stock dividend	$47,000	$-	$47,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2007

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

The condensed consolidated balance sheet information as of December 31, 2006 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

NOTE 2 - ORGANIZATION AND PRINCIPAL ACTIVITIES

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

History of losses and negative cash flows

Since its inception, the Company has been engaged in organizational and pre-operating activities. The company has generated insignificant revenues and has incurred accumulated losses and used cash in operating activities of $5,589,324 and $2,661,333 respectively, from inception through March 31, 2007. The Company incurred net losses of $358,084 and $297,299 for the quarter ended March 31, 2007 and 2006, respectively. On February 12, 2007, the Company raised $3,000,000 in a private placement in the form of a sale of Series A convertible preferred stock and warrants to purchase common stock. Our capital requirements for the next 12 months, as they relate to further research and development relating to our product candidate, HIV-PV Vaccine I, have been and will continue to be significant. As of March 31, 2007, we have funded our operations through equity offerings whereby we raised an aggregate $7,237,757 since inception.

On November 29, 2005, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, LP, a Delaware limited partnership based in Boston, Massachusetts ("Dutchess"). Under the terms of the Agreement, Dutchess has agreed to purchase from the Company up to $10,000,000 of the Company's common stock over a 24-month period. As of March 31, 2007, no shares have been issued under the agreement with Dutchess.

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

NOTE 3-SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available and the best judgment at the time the estimates are made, however actual results could differ materially from those estimates.

Cash and Cash Equivalents

For financial reporting purpose, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. Cash of the Bio-Bridge Science (Beijing) Corporation, a subsidiary of the Company, is held in accounts at financial institutions, which are located in the PRC. The Company and subsidiaries have not experienced any losses in such accounts and do not believe that cash is exposed to any significant credit risk. All of BBS Beijing’s cash on hand and certain bank deposits are denominated in Renminbi ("RMB") and translated at the exchange rate at the end of the period.

Marketable Securities

The Company accounts for marketable securities using the guidance of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities ”. The Company’s investments in marketable securities is comprised of it’s investment in a mutual fund and we determined the marketable securities to be classified as trading securities. Trading securities are reported at fair value, with any changes in fair value during a period recorded as a charge or credit to net income (loss). Gains or losses realized upon sale of all securities are recognized in other income or expense at the time of sale.

Foreign Currency Translation

The Company’s financial information is presented in US dollars. The functional currency Renminbi (RMB) of the Company is translated into United States dollars from RMB at quarter / year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	2007	2006
Quarter / Year end RMB : US$ exchange rate	7.7342	7.8087
Average yearly RMB : US$ exchange rate	7.7715	7.9395

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

In 2006, Renminbi rose approximately 26 percent against the US dollar at the exchange rate of 7.81 to 1. The Chinese government manifested that it would adopt a more flexible exchange rate system. Therefore, it is expected that the RMB will appreciate against major currencies gradually in the future.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company also files tax returns with other jurisdictions including the PRC. These returns are subject to audit by the taxing authorities. The Company believes it files all returns properly.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, The Company has no accrued interest or penalties related to uncertain tax positions.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current components of comprehensive income are foreign currency translation adjustment and unrealised gain (loss) on securities.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) or warrants. As of March 31, 2007 common stock equivalents consist of options convertible into 2,265,000 shares of the Company's common stock and warrants convertible into 3,000,000 shares of the Company's common stock. For the years ended December 31, 2006 and 2005, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

Stock-Based Compensation

The Company accounts for stock option and warrant grants issued to employees and non-employees using the guidance of the revised SFAS No. 123, “Accounting for Stock-Based Compensation” and EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” whereby the fair value of such option and warrant grants is determined using the Black-Scholes-Merton option pricing model at the date of grant.

Marketable Securities

The Company accounts for marketable securities using the guidance of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities ”, whereby we determined the marketable securities to be classified as available-for-sale securities and accounts for the unrealized gain loss as comprehensive income or loss in the consolidated statement of operations. The realized gain or loss from the sale of the securities will be included in income form continuing operations.

Registration Payment Arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 was issued in December, 2006. The Company adopted FSP EITF 00-19-2 effective January 1, 2007. Certain registration payment arrangements were included with a private placement of the Company’s preferred stock. The Company did not record any liability related to these registration payment arrangements because it determined there is a remote, if any, chance that the Company will be required to remit any payments for failing to obtain an effective registration statement.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities  — Including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that an election, if any, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued FAS Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R”, (“FAS 158”). FAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and; (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company’s financial statements as of December 31, 2006. There was no impact on the Company’s consolidated financial statements for December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for financial statements issued for fiscal years ending after December 15, 2008. The Company believes this Statement will not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its consolidated financial condition, results of operations, cash flows or disclosures.

NOTE 4 - SHAREHOLDER'S EQUITY

Preferred Stock

On December 31, 2006, the Company amended its certificate of incorporation to provide for 5,000,000 shares of Series A preferred stock. Pursuant to the Company's certificate of incorporation, its board of directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of undesignated preferred stock, par value $0.001 per share. The Company's board also has the authority, without the approval of the stockholders, to fix the designations, powers, preferences, privileges and relative, participating, optional or special rights and the qualifications, limitations or restrictions of any preferred stock issued, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the common stock. Preferred stock could thus be issued with terms that could delay or prevent a change in control of our company or make removal of management more difficult. In addition, the issuance of preferred stock may decrease the market price of the common stock and may adversely affect the voting and other rights of the holders of common stock.

ISSUANCE OF 4,000,000 PERFERRED SHARES AT $ 0.75 PER SHARE FOR TOTAL CONSIDERATION OF $3,000,000

On January 30, 2007, the Company entered into a Securities Purchase Agreement with three individuals, whereby the Company agreed to sell 4,000,000 shares of Series A Convertible Preferred Stock and warrants to purchase 3,000,000 shares of common stock at $1.00 per share. On February 12, 2007, the preferred stock and warrants were issued for $0.75 per unit, or $3,000,000 in aggregate.

The preferred stock earns dividends at 12% annually, in common shares of the Company valued at $1.00 per share, payable semiannually in arrears. The preferred stock dividend is cumulative and non-participating. The preferred stock has liquidation preference of $0.75 per share and no voting rights. The preferred shares contain standard anti-dilution protection.

At the holder’s option, the preferred stock is convertible into the Company’s common stock on a one-for-one basis anytime up to January 30, 2010 (three years). The conversion price is $0.75 per share, subject to reset adjustments, but in no event below $0.50 per share.

At the Company’s option, the preferred stock is convertible into the Company’s common stock (at the conversion price initially set at $0.75 per share) when the average closing price of the common stock for any 20 consecutive trading days is at least $2.00. On the third anniversary (January 30, 2010) of the closing, the Company shall have the right to convert all the Preferred Stock then outstanding into shares of common stock.

The warrants are exercisable through January 30, 2010, into 3,000,000 shares of the Company’s common stock for $1.00 per share.

The $3,000,000 proceeds were allocated to the preferred stock and warrants based on their relative fair values. The Company determined the fair value of the warrants to be $693,177 using a Black-Scholes option pricing model with the following assumptions: expected volatility of 50%, a risk-free interest rate of 3.40%, an expected term of 3 years, and 0% dividend yield.

The Company determined the warrants are properly classified as an equity instrument and no value was recorded for the warrants as any value assigned would result in an increase and decrease to additional-paid-in-capital in the same amount. The conversion terms of the preferred stock resulted in a beneficial conversion feature valued at $1,293,320. The Company recorded a charge to retained earnings for $1,293,320 representing a deemed dividend to the preferred stockholders with the offset recorded in additional paid in capital.

Common Stock

The following represents transactions involving the purchases of the Company's common stock for cash categorized by period (for the period from the date of inception to March 31, 2007):

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

2005:
ISSUANCE OF 2,179,947 SHARES AT $0.50 PER SHARE FOR TOTAL CONSIDERATION OF $1,089,974

2006:
ISSUANCE OF 540,348 SHARES AT $1.20 PER SHARE FOR TOTAL CONSIDERATION OF $648,417
SALE OF 100,000 SHARES AT $1.20 PER SHARE TO BE ISSUED FOR TOTAL CONSIDERATION OF $120,000
SALE OF 140,000 SHARES AT $0.75 PER SHARE TO BE ISSUED FOR TOTAL CONSIDERATION OF $105,000

ISSUANCE OF COMMON STOCK FOR SERVICES

On February 9, 2006, the Company and CEOcast, Inc. entered into an investor relations consulting agreement. The Company agreed to pay $5,000 a month and issue 72,000 shares of common stock for investor relations services to be rendered during the six month period following the signing of the agreement. 36,000 shares of common stock were granted on February 9, 2006ôand were valued at $64,800 based on the closing price of the Company’s common stock of $1.80 per share at the grant date. 36,000 additional shares of common stock were granted on May 9, 2006 and were valued at $75,600 based on the closing price of the Company’s common stock of $2.10 per share at the grant date. The Company has amortized the total of $140,400 as compensation cost in 2006.

On March 6, 2006, we engaged CH Capital LLC for financial consulting services and agreed to issue a total of 50,000 shares of common stock for these financial consulting services. 25,000 shares were issued on March 6, 2006 and an additional 25,000 shares were issued on September 6 2006. The fair value of the 50,000 shares was $101,250 and was determined as follows: the value of the first 25,000 shares was calculated using the closing share price of $1.80 on March 6, 2006 and the value of the remaining 25,000 shares was calculated using the closing share price of $2.25 on September 6, 2006. As of December 31, 2006, the Company had amortized $83,506 as compensation cost. As of March 31, 2007, the Company had amortized $17,744 as compensation cost.

On March 23 2007, the Company granted each of three directors 10,000 shares respectively of restricted common stock for one year of board service. The fair value of 30,000 shares was determined to be $30,000 based on the closing price of the shares when granted, and was recorded as compensation cost.

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

During the first quarter of 2007, 415,675 shares of common stock were issued at $0.001 per share for cash payments of a total $416 from three investors, of which 395,675 shares were owned by Columbia China Capital Group.

ISSUANCE OF OPTIONS AND WARRANTS

During 2004, the Company issued to Columbia China Capital Group, Inc. an option to purchase 1,342,675 shares of common stock at $.001 per share to be exercised within a three-year period in consideration for financial consulting services to be provided over a two-year period The options were granted outside the Company's stock option plan. On December 1, 2004, 200,000 of these options were exercised. The options were valued at their fair value of $670,098 at the date of grant, which was determined by the Black-Scholes valuation method using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 85% based on recent history of the stock price in the industry. The Company revalued the fair value of the options at the end of each reporting period in accordance with EITF 96-18 and determined there was no significant change to the initial valuation. The value of the options issued was amortized over the two- year term of the service agreement. Amortization for such amount was $251,287 in 2005 and $279,208 in 2004, and was reflected in the accompanying consolidated statement of operations for each period, respectively. On October 17, 2005, Columbia China Capital Group, Inc. exercised 300,000 of these options. On October 18, 2005, the Company reached agreement with Columbia China Capital Group, Inc to voluntarily give up 350,000 options. As such, the remaining unamortized balance of deferred compensation of $139,604 was charged to operations during the year ended December 31, 2005. On January 9, 2006 and March 2, 2006, the Company reached agreement with Columbia China Capital Group, Inc. to voluntarily give up additional 72,000 and 25,000 options, respectively. On February 16, 2007, Columbia China Capital Group exercised 395,675 options. As a result, Columbia China Capital Group no longer owns any options.

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

On July 1, 2005, the Company issued to two individual consultants an option to purchase 20,000 shares of common stock at $.001 per share to be exercised within a three-year period in consideration for scientific advisory service to be provided over a one-year period, and all of these shares were exercised at the time when they were granted. The options granted were valued at $9,982 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The Company revalued the fair value of the options at the end of each reporting period in accordance with EITF 96-18 and determined there was no significant change to the initial valuation. The value of the options issued was reflected as deferred compensation and is being amortized over the one- year term of the service agreement. The consulting expense had been completely amortized in 2005 and 2006.

On October 14, 2005, the Company issued to Mr. Liang Qiao, MD, the Company's chief executive officer, an option to purchase 600,000 shares of common stock at $0.55 per share to be exercised with a ten-year (10) period. The options granted were valued at $157,770 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of four years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options will be amortized over the three year vesting period. For quarter ended March 31, 2007, $78,898 has been amortized and included in the accompanying statement of operations.

On October 14, 2005, the Company issued to 25 employees options to purchase 1,345,000 shares of common stock at $0.5 per share to be exercised with a ten-year (10) period. The options granted were valued at $369,045 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 4 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options will be amortized over the three year vesting period. For quarter ended March 31, 2007, $183,008 has been amortized and included in the accompanying consolidated statement of operations.

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

On November 2, 2005, the Company issued to Adam Friedman Associates, LLC, the Company's investor relations consultant, an option to purchase 50,000 shares of common stock at $0.001 per share to be exercised within a one-year period in consideration for financial consulting service to be provided over a one-year period. The options were exercised in the second quarter of 2006 The options granted were valued at $24,952 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 1.5 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options was being amortized over the one- year term of the service agreement.

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

On July 1, 2006, the Company issued options to two consultants to purchase 10,000 shares of common stock, individually. The options granted were valued at $44,982 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 49 percent based on recent history of the stock price in the industry. For the quarter ended March 31, 2007, $33,736 has been amortized and included as consulting expense in the accompanying statement of operations.

In November 2006, we issued a warrant to purchase common stock to an investor to purchase 50,000 shares of common stock at $1.20 per share with a term of three years. No cashless exercise is allowed for the warrant. The investor also purchased 33,333 shares of common stock at $0.75 per share in that transaction.

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

The Company filed with the SEC a registration statement on Form SB-2 under the Securities Act with respect to the common stock being offered in this offering on December 30, 2005 and was declared effective in the first quarter of 2006. As of March 31, 2007, the Company has not used any equity line under the Agreement.

NOTE 5-STOCK OPTION PLAN

On December 1, 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan The 2004 Stock Incentive Plan provides for the grant of incentive stock options to our employees, and for the grant of non-statutory stock options, restricted stock, stock appreciation rights and performance shares to our employees, directors and consultants. The Company has reserved a total of 2,000,000 shares of its common stock for issuance pursuant to the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan does not provide for automatic annual increases in the number of shares available for issuance under the plan. As of March 31, 2007, 1,965,000 options had been granted under this plan.

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

The following table summarizes the stock option activity under the plan and outside- the- plan issuances:

	Weighted Average Options Granted	Exercise Price

Outstanding at December 31, 2003 and prior	--	--
Granted	1,392,675	$0.001
Exercised	200,000	$0.001
Returned	--	--

Outstanding at December 31, 2004	1,192,675	$0.001

Granted	2,323,116	$0.44
Exercised	(328,116)	$0.001
Returned	(350,000)	$0.001

Outstanding at December 31, 2005	2,837,675	$0.36
Granted	20,000	$0.001
Exercised	(50,000)	$0.001
Withdraw	(122,000)	$0.1

Outstanding at December 31,2006	2,685,675	$0.37

Exercised	(415,675)	$0.001
Withdraw	(5,000)	$0.001

Outstanding at March 31,2007	2,265,000	$0.44

Exercisable at March 31,2007	1,307,500	$0.38

The following table summarizes information about stock options outstanding as of March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price

$0.001 to $0.55	2,265,000	$0.44	1	1,307,500	$0.38
	2,265,000			1,307,500

The total deferred compensation expense for the outstanding value of unvested stock options was $203,155 as of March 31, 2007, which will be recognized over a weighted average period of 12 months.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Construction in progress

In May 2003, the Company acquired a land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of HIV-PV Vaccine I. As of December 31, 2005, the Company has received all necessary permits and approvals. a The general plans for development include the construction of a laboratory facility (“Phase One”) and construction of an administrative office building (“Phase Two”).The Company estimates the total project costs for Phase One will be approximately $2,100,000 to $2,200,000. At March 31, 2007, Phase One construction and internal -clean room decoration was substantially complete at a cost of approximately $1,674,000, and is recorded as construction in progress. At March 31, 2007, $155,155 is due to the contractors of Phase One for the completed construction and internal clean room decoration and is recorded as due to contractors. The Company estimates the remaining costs associated with Phase One will be approximately $400,000 to $500,000, primarily for permanent electrical and steam equipment the Company intends to have installed. At March 31, 2007, the Company had not negotiated any contracts for the purchase of any of the electrical and steam equipment. The Company estimates the purchase and installation of the electrical and steam equipment to be completed by July, 2007. In addition, the Company estimates the cost of laboratory equipment it will need to purchase before Phase One can be used as the Company intends Phase One to be used will be approximately $800,000 to $1,000,000. At March 31, 2007, the Company had not negotiated any contracts for the purchase of any of the laboratory equipment. The Company estimates the purchase and installation of the laboratory equipment to be completed by July, 2007. At March 31, 2007, Phase Two was still in the design stage. The Company estimates total project costs for Phase Two will be approximately $1,000,000. The Company estimates that construction may begin on Phase Two after 2008, but currently has no plans for Phase Two construction.

Lease commitment

As of March 31, 2007, the Company had remaining outstanding commitments with respect to its non-cancelable operating lease for its office in Oak Brook, IL, of which $11,225 is due in 2007 and none thereafter, and its office in Beijing, PRC (which is leased from Mr. Wenhui Qiao, the Company's director and president), of which $4,655 is due in 2007 and none thereafter.

Rental expense for the quarter ended March 31, 2007 and 2006 was $11,390 and $12,135, respectively.

Royalty and License Arrangements

Mr. Liang Qiao, M.D., the Company's co-founder and chief executive officer, is one of the two co-inventors of the Company's core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, the Company has obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of March 31, 2007, the Company had not generated any revenues from the sale of any products under development, nor had the Company received any revenues from sublicenses.

Distribution Agreement

On November 21, 2005, we entered into an exclusive distribution agreement with Xinhua Surgical Instruments Co. Ltd., located in Shandong, China. Under this agreement, we were granted exclusive distribution rights for all Xinhua surgical instruments in the United States, which are subject to FDA approval. Our minimum turnover requirement to retain exclusivity begins in the second year in the amount of $50,000 and increases to $60,000 during the third year and increases 10% annually thereafter. We are responsible for advertising and marketing expenses in connection with distribution of Xinhua surgical instruments in the United States. Subject to minimum turnover requirements, our exclusivity rights in the United States will be extended unless we fail to fulfill the minimum turnover requirements. On December 6, 2005, we received confirmation from the FDA of our registration as a medical device establishment, which enables us to perform initial distributor and repackager operations. This confirmation is not FDA approval of any product or any of our activities. It is neither a license, nor a certification. We began marketing Xinhua surgical instruments that meet the criteria for Class I medical devices under FDA rules, which do not require pre-market notification to the FDA.

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

Since inception, we have generated few revenues. We incurred net losses of $358,084 and $297,299 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, we had an accumulated deficit of $5,589,324 and a working capital of $2,303,270. As of March 31, 2007, we have funded our operations through equity offerings whereby we raised an aggregate $7,218,872 since inception. In the first quarter of 2007, the Company raised $2,999,960 in a private placement in the form of a sale of shares of Series A convertible preferred stock and warrants to purchase common stock. Our capital requirements for the next 12 months, as they relate to further research and development relating to our product candidates, have been and will continue to be significant.

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

The pre-clinical testing of HIV-PV Vaccine I on laboratory animals was completed in Beijing Institute of Radiation Medicine, and the testing result was issued in June 2006 and showed encouraging results. After the vaccine samples are able to be produced in our GMP facility, we will submit application for clinical trials with the SFDA. The clinical trial for therapeutic vaccine is expected to last three years. The clinical trial for preventive vaccine will last longer, most likely five to seven years.

We entered into a cooperative agreement with the Institute of Basic Medical Sciences at the Chinese Academy of Medical Sciences, a leading medical research institute in China, to research and develop a human papillomavirus polyvalent vaccine using prokaryotic expression system (HPV vaccine) on March 9, 2007. This vaccine is designed to prevent from infection by human papillomavirus types 6, 11, 16, 18, 31, 45, and 58, which will prevent more types of HPV infection than the current vaccines in the market.

We also plan to conduct the pre-clinical trials for colon cancer vaccine and mucosal adjuvant in cooperation with leading medical research institutes in China in the second half of 2007. We estimate that we will complete the pre-clinical trial of HPV vaccine by early 2008 and enter clinical trials in the second half of 2008. As we discussed previously, clinical trial for therapeutic vaccine is expected to last 2 to 3 years. The clinical trial for preventive vaccine will last longer, most likely 5 to7 years, according to our estimate. All the technology applied in the new product candidates is based on the technology co-developed by our CEO, Liang Qiao, M.D. Because we use the same technology to develop our potential vaccine products, we expect to use the same GMP facility in Beijing, China to produce these vaccines for pre-clinical and clinical trials.

To date we have funded our operations from funds we raised in private offerings. During 2006, we sold 780,345 shares of common stock at a price of $0.75 or $1.20 per share to 47 investors in private placements, and raised gross proceeds of $848,376. In the first quarter of 2007, we raised another US$3 million through a Series A preferred stock private placement. During the next twelve months, we still need to raise additional capital through an offering of our securities or from loans to continue research and development of our various vaccine product candidates in China as well as completion the construction of our Phase two laboratory and administrative facility in China, which we estimate will cost approximately $3 million for total Phase I and II project works and the potential acquisition activities in China. We estimate that our capital requirements for the next twelve months will be as follows:

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

In addition, we estimate that the total cost to bring our HIV-PV Vaccine I product to market in China will be $10 million for the therapeutic vaccine, and an additional $6 million for the preventative vaccine. We expect that the therapeutic vaccine can be brought to market in 2 to 3 years and the preventive vaccine can be brought to market in 5 to 7 years, if we are successful in raising the funds to complete development of the vaccine. As of March 31 of 2007, our cash/cash equivalents and marketable securities position was $ 2,602,684. We will still have to raise additional funds through the public or private sales of our securities, loans, or a combination of the foregoing to proceed our planned operations We cannot guarantee that financing will be available to us, on acceptable terms or at all. We also may borrow from local banks in China given that our land use right and laboratory facility could be used as collateral for borrowing. If we fail to obtain other financing in the next 12 months, either through an offering of our securities or by obtaining additional loans, we may be unable to develop our planned projects and may be forced to scale back.

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

Another major corporate focus is to acquire other profitable vaccine companies in China. Such an acquisition may help support our development of HIV vaccines by stable operational cash flows from acquisition targets and provide skillful work force as well as distribution channels. We expect an acquisition may boost our vaccine product lines and solidify our strategy to be a leading vaccine manufacturer in China in the future. We cannot assure you that we will find and have the funds to acquire a vaccine company.

Results of Operations

Three-month period ended March 31, 2007 and March 31, 2006

During the quarter ended March 31, 2006, we had revenues of $181 The cost of revenue was $56, which was 31% of the total revenue During the quarter ended March 31, 2007, we had revenues of $357, The cost of revenue was $227, which was 64% of the total revenue. The increase of the cost of sales was due to the increase of purchase prices. All these revenue were due to our selling surgical instrument in the United States Since we entered into this agreement. We have established a sales inventory of Xinhua’s surgical instruments, printed marketing materials such as catalogs and post cards, compiled a list of potential customers, started forming a sales force, and implemented a strategic marketing plan for selling Xinhua’s instruments. We believe that the revenue will increase in the future as a result of these efforts.

For the quarter ended March 31, 2007, research and development expenses were $43,545 as compared to $16,558 for the quarter ended March 31, 2006. The increase of $26,987 is due primarily to the pre-clinical trail development of our HIV-PV Vaccine I, and the continuing hiring of the research and development staff.

For the quarter ended March 31, 2007, general and administrative expenses were $298,989 as compared to $276,100 for the quarter ended March 31, 2006. The decrease of $22,889 is due primarily to decreases in consulting expense.

For the quarter ended March 31, 2007, selling and distribution expenses were $5,473 as compared to $5,888 for the quarter ended March 31, 2006. The decrease of $415 is due primarily to decreases in shipping expense.

For the quarter ended March 31, 2007, interest and other income (loss) was $3,413 as compared to $1,122 for the quarter ended March 31, 2006. The increase of $2,291 is due primarily to an increase in cash balances.

Net loss for the quarter ended March 31, 2007, was $358,084 as compared to $297,299 for the quarter ended March 31, 2006. This increase in net loss is attributable primarily to the increase in research and development expenses.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalent balances, which were $728,567 at March 31, 2007 and $210,489 at March 31, 2006. Also we had marketable securities of $ 1,874,117 as of March 31, 2007. These marketable securities were classified as trading securities and we estimate these marketable securities will provide us with ample liquidity.

Net cash used in operating activities was $516,502 for the quarter ended March 31, 2007 and $187,553 for the quarter ended March 31, 2006. The increase was due primarily to an increase in research and development expenses.

Net cash used in investing activities was $1,918,396 for the quarter ended March 31, 2007 and $201,174 for the quarter ended March 31, 2006. This change was due to the purchase of marketable securities, fixed assets and construction in process.

Net cash provided by financing activities was $2,999,960 in the quarter ended March 31, 2007 compared to $205,704 in the quarter ended March 31, 2006. This was mainly due to proceeds from the issuance of preferred stock in 2007

To date, our operations have been funded through issuances of our common stock and preferred stock whereby we raised an aggregate $7,237,757 from inception through March 31, 2007.

Based on our current operating plan we believe that we have sufficient cash and cash equivalents to last approximately through August 2008. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond August 2008. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be adversely affected and we could be forced to curtail operations.

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

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, which was adopted on January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets To Be Disposed of, or SFAS No. 121. Our long-lived assets consist of land use right, notes, fixed assets, construction in process, and prepaid consulting fees. We regularly evaluate our long-lived assets, including our intangible assets, for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured using discounted cash flows. In the period ended March 31, 2007 we performed an evaluation of our long-lived assets and noted no impairment.

Research and Development Costs

We account for research and development expense under the guidance of SFAS No.2, Accounting for Research and Development Costs, which was adopted in October 1974. Research and development costs are charged to operations as incurred. Our research and development costs include salaries of research and development personnel, contract service expense for conducting pre-clinical trial study for Beijing Institute of Radiation Medicine. The larger amount on pre-clinical development of our HIV-PV Vaccine I on laboratory animals, and the continuing hiring of the research and development staff caused our research and development cost was higher in the first quarter of 2007 than the same period in 2006.

Registration Payment Arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 was issued in December, 2006. The Company adopted FSP EITF 00-19-2 effective January 1, 2007. Certain registration payment arrangements were included with a private placement of the Company’s preferred stock in the first quarter of 2007. The Company did not record any liability related to these registration payment arrangements because it determined there is a remote, if any, chance that the Company will be required to remit any payments for failing to obtain an effective registration statement.

Recent Accounting Pronouncements

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R”, (“FAS 158”). FAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and; (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company’s financial statements as of December 31, 2006. There was no impact on the Company’s consolidated financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for financial statements issued for fiscal years ending after December 15, 2008. The Company believes this Statement will not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its consolidated financial condition, results of operations, cash flows or disclosures.

Lease Commitment

As of March 31, 2007, We had remaining outstanding commitments with respect to its non-cancelable operating lease for our office in Oak Brook, IL, of which $11,225 is due in 2007 , and our office in Beijing, PRC (which is leased from Wenhui, Qiao, our director and president), of which $4,655, is due in 2007 and none thereafter.

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, we have obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of March 31, 2007, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

Contractual Obligations

Payments due under contractual obligations at March 31, 2007 mature as follows:

	Payments due by period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years

Lease obligation	16	16	--

Total	$16	$16	--

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2007, the Company entered into a Securities Purchase Agreement with three individuals, whereby the Company agreed to sell 4,000,000 shares of Series A Convertible Preferred Stock and warrants to purchase 3,000,000 shares of common stock at $1.00 per share. On February 12, 2007, the preferred stock and warrants were issued for $0.75 per unit, or $3,000,000 in aggregate.

The preferred stock accures dividends at 12% annually, in common shares of the Company valued at $1.00 per share, payable semiannually in arrears. The preferred stock dividend is cumulative and non-participating. The preferred stock has a liquidation preference of $0.75 per share and no voting rights.

At the holder’s option, the preferred stock is convertible into the Company’s common stock on a one-for-one basis anytime up to January 30, 2010 (three years). The conversion price is $0.75 per share, subject to reset adjustments, but in no event below $0.50 per share. The warrants are exercisable through January 30, 2010 into 3,000,000 shares of common stock for $1.00 per share.

At the Company’s option, the preferred stock is convertible into the Company’s common stock (at the conversion price initially set at $0.75 per share) when the average closing price of the common stock for any 20 consecutive trading days is at least $2.00. On the third anniversary (January 30, 2010) of the closing, the Company shall have the right to convert all the preferred stock then outstanding into shares of common stock.

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

Bio-Bridge Science, Inc.

/s/ Dr. Liang Qiao
By: Dr. Liang Qiao	Dated: May 15, 2007
Chief Executive Officer

EXHIBIT INDEX

3.1(i)*	Certificate of incorporation of the registrant, as currently in effect

3.1(ii)*	Bylaws of the registrant, as currently in effect

3.1(iii)**	Certificate of Designation of Series A Preferred Stock

4.1**	Form of Common Sotck Warrant Agreement dated January 2007

4.2**	Registration Rights Agreement dated January 2007

10.1**	Securities Purchase Agreement dated January 2007

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Previously filed with the Securities and Exchange Commission pursuant to Registration Statement No. 333-121786.
** Previously filed as an exhibit to the Registrant's Form 10-KSB for its year ended December 31, 2006.