Form 10QSB
period 2007-06-30
BIO BRIDGE SCIENCE INC
filed 2007-08-10
CIK 1309304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: June 30, 2007

or

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

Common Stock Outstanding as of June 30, 2007: 34,177,676 shares

Transitional Small Business Disclosure Format:   Yes  ☐ No ☒

Bio-Bridge Science, Inc
(A development stage company)
Index to Form 10-QSB

		Page

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006	3

	Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2007 and 2006 and for the period from February 11, 2002 (inception) through June 30, 2007	4

	Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Gain (Loss) for the period from February 11, 2002 (inception) through June 30, 2007	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2007 and 2006 and for the period from February 11, 2002 (inception) through June 30, 2007	9

	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis or Plan of Operation	19

Item 3.	Controls and Procedures	24

Part II	Other Information	24

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

	SIGNATURES	25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2007 (unaudited)	December 31, 2006
CURRENT ASSETS
Cash and cash equivalents	$426,184	$149,613

Prepaid expenses and other current assets	16,194	16,828

Short term marketable securities-trading securities	1,788,758	-

Note receivable, net of discount	40,000	40,000
Total current assets	2,271,136	206,441

FIXED ASSETS, NET	69,159	76,238

CONSTRUCTION IN PROGRESS	1,720,527	1,674,104

LAND USE RIGHT	360,207	359,658

TOTAL ASSETS	$4,421,029	$2,316,441

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses and other payables	$143,434	$155,444
Amount due to shareholder	-	18,885
Payable to contractors	118,955	474,586
Total current liabilities	262,389	648,915

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, liquidation preference of $3,000,000, 5,000,000 shares authorized, 4,000,000 and 0 shares issued and outstanding, respectively	4,000	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 34,177,676 and 33,492,001 shares issued and outstanding, respectively	34,178	33,492
Additional paid-in capital	10,262,383	5,469,402
Preferred stock dividend payable in common shares	137,000	-
Subscription receivable	(215,020)	(25,091)
Common stock to be issued, 296,667 and 240,000 shares, respectively	297	240
Accumulated other comprehensive gain	130,340	80,403
Deficit accumulated during the development stage	(6,194,538)	(3,890,920)

Total shareholders’ equity	4,158,640	1,667,526

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,421,029	$2,316,441

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	For the Period from February 11, 2002 (Inception) through June 30, 2007

REVENUE	$333	$92	$690	$273	$2,458
COST OF GOODS SOLD	(178)	(28)	(405)	(84)	(1,584)
GROSS PROFIT	155	64	285	189	874

Research and development cost	(38,355)	(33,806)	(82,050)	(50,274)	(399,304)
Selling and distribution expenses	(10,838)	(12,800)	(16,311)	(18,688)	(64,464)
General and administrative expenses	(419,374)	(402,206)	(718,600)	(678,186)	(4,256,424)

LOSS FROM OPERATIONS	(468,412)	(448,748)	(816,676)	(746,959)	(4,719,318)

UNREALIZED LOSS ON TRADING SECURITIES	(85,360)	-	(108,426)	-	(108,426)

DIVIDEND AND INTEREST INCOME	38,952	882	51,804	2,007	63,526

NET LOSS	(514,820)	(447,866)	(873,298)	(744,952)	(4,764,218)

DEEMED PREFERRED STOCK DIVIDEND	-	-	(1,293,320)	-	(1,293,320)

PREFERRED STOCK DIVIDENDS	(90,000)	-	(137,000)	-	(137,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(604,820)	$(447,866)	$(2,303,618)	$(744,952)	$(6,194,538)

LOSS PER SHARE, attributable to common shareholders, basic and diluted	$(0.02)	$(0.01)	$(0.07)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING, basic and diluted	33,785,874	32,906,917	33,720,633	32,712,672

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE GAIN (LOSS) FOR THE PERIOD FROM FEBRUARY 11, 2002
(INCEPTION) THROUGH JUNE 30, 2007

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

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE GAIN (LOSS) FOR THE PERIOD FROM FEBRUARY 11, 2002
(INCEPTION) THROUGH JUNE 30, 2007

			Additional		Common Stock	Accumulated Other	Deficit Accumulated During the
	Common Stock		Paid-in	Deferred	To be	Comprehensive	Development
	Shares	Amount	Capital	Compensation	Issued	Gain (Loss)	Stage	Total
BALANCE DECEMBER 31, 2004	$30,271,590	$30,272	$2,995,342	$(390,890)	$-	$(1,600)	$(1,313,933)	$1,319,191

Issuance of 2,179,947 shares at $0.50	2,179,947	2,180	1,087,794	-	-	-	-	1,089,974

Stock options issued for services	-	-	34,935	(34,935)	-	-	-	-

Stock options granted to employees and officers	-	-	680,604	(680,604)	-	-	-	-

Amortization of deferred compensation expenses	-	-	-	458,127	-	-	-	458,127

Return of options	-	-	(139,604)	139,604	-	-	-	-

Exercise of options	-	-	(328)	-	328	-	-	-

Foreign currency translation loss	-	-	-	-	-	26,882	-	26,882

Net loss	-	-	-	-	-	-	(1,253,093)	(1,253,093)
BALANCE DECEMBER 31, 2005	32,451,537	$32,452	$4,658,743	$(508,698)	$328	$25,282	$(2,567,026)	$1,641,081

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE GAIN (LOSS) FOR THE PERIOD FROM FEBRUARY 11, 2002
(INCEPTION) THROUGH JUNE 30, 2007

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

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE GAIN (LOSS) FOR THE PERIOD FROM FEBRUARY 11, 2002
(INCEPTION) THROUGH JUNE 30, 2007

					Preferred
					Stock					Deficit
					Dividend		Common	Accumulated		Accumulated
					Payable	Additional	Stock	Other		During the
	Common Stock		Preferred Stock		in Common	Paid-in	To be	Comprehensive	Subscriptions	Development
	Shares	Amount	Shares	Amount	Shares	Capital	Issued	Gain (Loss)	Receivable	Stage	Total

BALANCE DECEMBER 31, 2006	33,492,001	$33,492	-	$-	$-	$5,469,402	$240	$80,403	$(25,091)	$(3,890,920)	$1,667,526

Issuance of preferred shares at $0.75 per share for cash, net of Issuance costs						222,203	297		(200,000)		22,500

Issuance of preferred shares at $0.75 per share for cash, net of issuance costs	-	-	4,000,000	4,000	-	2,996,000	-	-	-	-	3,000,000

Deemed dividend related to beneficial conversion feature of convertible preferred stock	-	-	-	-	-	1,293,320	-	-	-	(1,293,320)	-

Accrual of preferred stock dividend	-	-	-	-	137,000	-	-	-	-	(137,000)	-

Compensatory shares issued	30,000	30	-	-	-	47,714	-	-	-	-	47,744

Fair value of vested stock options	-	-	-	-	-	233,744	-	-	-	-	233,744

Issuance of shares for previously exercised stock option	240,000	240	-	-	-	-	(240)	-	-	-	-

Proceeds from Previously issued stock									10,071		10,071

Exercise of options	415,675	416	-	-	-	-	-		-	-	416

Foreign currency translation loss	-	-	-	-	-	-	-	49,937	-	-	49,937

Net loss 1/1/07 to 6/30/07	-	-	-	-	-	-	-	-	-	(873,298)	(873,298)
BALANCE June 30, 2007 (unaudited)	34,177,676	$34,178	4,000,000	$4,000	$137,000	$10,262,383	$297	$130,340	$(215,020)	$(6,194,538)	$4,158,640

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For six months Ended June 30, 2007	For six months Ended June 30, 2006	For the Period From February 11, 2002 (Inception) Through June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(873,298)	$(744,952)	$(4,764,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,408	3,371	34,295
Amortization of land use right	8,469	8,130	64,568
Non cash stock compensation expense	281,487	245,610	1,490,618
Unrealized loss on trading securities	108,426	-	108,426
Stock issued for services	-	-	50,000
Loss on sale of investment	-	-	2,107
Decrease (increase) in prepaid expense and other assets	633	(6,700)	(46,548)
Decrease (increase) in payable to contractor	(355,631)	-	118,955
Increase in accrued expenses and other payable	(12,010)	68,724	143,434
Net Cash Used In Operating Activities	(832,516)	(425,817)	(2,798,363)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land use right	-	-	(394,559)
Increase in construction in progress	(3,951)	(247,295)	(1,668,789)
Purchase of fixed assets	(720)	(42,382)	(102,360)
Purchase of investment	-	-	(40,000)
Purchase of marketable securities	(2,000,000)	-	(2,000,000)
Proceeds from sale of of marketable securities	102,816	-	102,816
Advance to employees	-	(5,983)	19,070
Net Cash Used In Investing Activities	(1,901,855)	(295,660)	(4,083,822)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	22,500	618,396	4,241,412
Proceeds from issuance of preferred stock	3,000,000	-	3,000,000
Proceeds from issuance of previously issued stock	10,071	-	10,071
Proceeds from exercise of stock option	416	-	416
Amount due to shareholders	(18,885)	-	-
Net Cash Provided By Financing Activities	3,014,102	618,396	7,251,899

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	279,731	(103,081)	369,714

Effect of exchange rate changes on cash	(3,160)	11,686	56,470
Cash and cash equivalents, beginning of period	149,613	385,646	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$426,184	$294,251	$426,184

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$-	$-	$-
Income taxes Paid	$-	$-	$-
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Deemed preferred stock dividend	$1,293,320	$-	$1,293,320
Preferred stock dividend	$137,000	$-	$137,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2007

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Bio Bridge Science Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

The condensed consolidated balance sheet information as of December 31, 2006 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB filed with the SEC on April 2, 2007. These interim financial statements should be read in conjunction with that report.

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

The acquisition was accounted for as a reverse merger (recapitalization) with BBSC deemed to be the accounting acquirer, and Bio-Bridge Science Inc. deemed to be the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of BBSC as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of BBSC, the accounting acquirer, have been carried over in the recapitalization.

History of losses and negative cash flows

Since its inception, the Company has been engaged in organizational and pre-operating activities. The company has generated insignificant revenues and has incurred accumulated losses and used cash in operating activities of $4,764,218 and $2,798,363 respectively, from inception through June 30, 2007. The Company incurred net losses of $873,298 and $744,952 for the six months ended June 30, 2007 and 2006, respectively. On February 12, 2007, the Company raised $3,000,000 in a private placement in the form of a sale of Series A convertible preferred stock and warrants to purchase common stock. Our capital requirements for the next 12 months, as they relate to further research and development relating to our product candidate, HIV-PV Vaccine I, have been and will continue to be significant. As of June 30, 2007, we have funded our operations through equity offerings whereby we raised an aggregate $7,251,899 since inception.

On November 29, 2005, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, LP, a Delaware limited partnership based in Boston, Massachusetts ("Dutchess"). Under the terms of the Agreement, Dutchess has agreed to purchase from the Company up to $10,000,000 of the Company's common stock over a 24-month period. As of June 30, 2007, no shares have been issued under the agreement with Dutchess.

Based on our current operating plan, we believe that we have sufficient cash and cash equivalents to last approximately through August, 2008. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond August 2008. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock or preferred stock. Any debt would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

NOTE 3-SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Bio-Bridge Science Inc. and its wholly owned subsidiaries, Bio-Bridge Science Corp. and Bio-Bridge Science (Beijing) Corp. Inter-company accounts and transactions have been eliminated in consolidation.

Economic and Political Risks

The Company faces a number of risks and challenges since its operation is in PRC and its primary market is in the PRC. We have operations in China where we are currently engaged in pre-clinical testing of our HIV-PV Vaccine I product and other related activities. Our business operations may be adversely affected by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. These effects could substantially impair our business, profits or prospects in China. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

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

Marketable Securities

The Company accounts for marketable securities using the guidance of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities ”. The Company’s investments in marketable securities is comprised of it’s investment in a mutual fund and we determined the marketable securities to be classified as trading securities. The Company’s trading securities are carried at fair value with changes in fair value recognized in current period consolidated statements of operations. Gains or losses realized upon sale of all securities are recognized in other income or expense at the time of sale.

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

	2007	2006
Quarter / Year end RMB : US$ exchange rate	7.6155	7.8087
Average yearly RMB : US$ exchange rate	7.6749	7.9395

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

In 2006, Renminbi rose approximately 26 percent against the US dollar at the exchange rate of 7.81 to 1. In 2007, Renminbi has been kept appreciating against the US dollar. The Chinese government manifested that it would adopt a more flexible exchange rate system. Therefore, it is expected that the RMB will appreciate against major currencies gradually in the future.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48 ”) —an interpretation of FASB Statement No. 109, Accounting for Income Taxes . The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, The Company has no accrued interest or penalties related to uncertain tax positions.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current components of comprehensive income consist of foreign currency translation adjustments.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) or warrants. As of June 30, 2007, common stock equivalents consist of options convertible into 2,385,000 shares of the Company's common stock and warrants convertible into 3,000,000 shares of the Company's common stock. For the three and six month period ended June 30, 2006 and 2007, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) which requires the measurement and recognition of compensation expense for all stock-based awards based upon the grant-date fair value of those awards. We previously accounted for our stock-based awards under SFAS No. 123, "Accounting for Stock-Based Compensation" which was similar to SFAS 123R whereby the fair value of option and warrant grants was determined using the Black-Scholes option pricing model at the date of grant We adopted SFAS No. 123R, and its related implementation guidance as promulgated by both the Financial Accounting Standards Board ( the "FASB"), and the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No 107 (“SAB 107”), associated with the accounting for stock-based compensation arrangements of our employees and directors. These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period.

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

Registration Payment Arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards Board (FASB) Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies . FSP EITF 00-19-2 was issued in December, 2006. The Company adopted FSP EITF 00-19-2 effective January 1, 2007. Certain registration payment arrangements were included with a private placement of the Company’s preferred stock. The Company did not record any liability related to these registration payment arrangements because it determined there is a remote, if any, chance that the Company will be required to remit any payments for failing to obtain an effective registration statement.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its consolidated financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R”,   (“SFAS 158”). SFAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and; (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company’s financial statements as of December 31, 2006. There was no impact on the Company’s consolidated financial statements for December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for financial statements issued for fiscal years ending after December 15, 2008. The Company believes this Statement will not have a material effect on its consolidated   financial condition, results of operations, cash flows or disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities  — Including an amendment of FASB Statement No. 115” (SFAS 159).   SFAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that an election, if any, of this fair-value option will have a material effect on its consolidated   financial condition, results of operations, cash flows or disclosures.

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

The preferred stock earns dividends at 12% annually, in common shares of the Company valued at $1.00 per share, payable semiannually in arrears. The preferred stock dividend is cumulative and non-participating. The preferred stock has a liquidation preference of $0.75 per share and no voting rights. The preferred shares contain certain anti-dilution protection.

At the holder’s option, the preferred stock is convertible into the Company’s common stock on a one-for-one basis anytime up to January 30, 2010 (three years). The conversion price is initially $0.75 per share, subject to reset adjustments, but in no event below $0.50 per share.

At the Company’s option, the preferred stock will be convertible into the Company’s common stock (at the conversion price initially set at $0.75 per share) when the average closing price of the common stock for any 20 consecutive trading days is at least $2.00. On the third anniversary (January 30, 2010) of the closing, the Company shall have the right to convert all the preferred stock then outstanding into shares of common stock.

The warrants are exercisable through January 30, 2010 into 3,000,000 shares of the Company’s common stock for $1.00 per share.

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

Common Stock

The following represents transactions involving the purchases of the Company's common stock for cash categorized by period (for the period from the date of inception to June 30, 2007):

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

2005:
ISSUANCE OF 2,179,947 SHARES AT $0.50 PER SHARE FOR TOTAL CONSIDERATION OF $1,089,974

2006:
ISSUANCE OF 540,348 SHARES AT $1.20 PER SHARE FOR TOTAL CONSIDERATION OF $648,417
ISSUANCE OF 100,000 SHARES AT $1.20 PER SHARE TO BE ISSUED FOR TOTAL CONSIDERATION OF $120,000
ISSUANCE OF 140,000 SHARES AT $0.75 PER SHARE TO BE ISSUED FOR TOTAL CONSIDERATION OF $105,000

2007:
ISSUANCE OF 296,667 SHARES AT $0.75 PER SHARE FOR TOTAL CONSIDERATION OF $222,500

ISSUANCE OF COMMON STOCK FOR SERVICES

On February 9, 2006, the Company and CEOcast, Inc. entered into an investor relations consulting agreement. The Company agreed to pay $5,000 a month and issue 72,000 shares of common stock for investor relations services to be rendered during the six month period following the signing of the agreement. 36,000 shares of common stock were issued on February 9, 2006 and were valued at $64,800 based on the closing price of the Company’s common stock of $1.80 per share at the grant date. 36,000 additional shares of common stock were issued on May 9, 2006 and were valued at $75,600 based on the closing price of the Company’s common stock of $2.10 per share at the grant date. The Company has amortized the total of $140,400 as compensation cost in 2006.

On March 6, 2006, we engaged CH Capital LLC for financial consulting services and agreed to issue a total of 50,000 shares of common stock for these financial consulting services. 25,000 shares were issued on March 6, 2006 and an additional 25,000 shares were issued on September 6, 2006. The fair value of the 50,000 shares was $101,250 and was determined as follows: the value of the first 25,000 shares was calculated using the closing share price of $1.80 on March 6, 2006 and the value of the remaining 25,000 shares was calculated using the closing share price of $2.25 on September 6, 2006. The Company had amortized $83,506 as compensation cost in 2006. The Company has amortized the total of $101,250 as compensation cost as of March 31 2007.

On March 23, 2007, the Company granted each of three directors 10,000 shares respectively of restricted common stock for one year of board service. The fair value of 30,000 shares was determined to be $30,000, based on the closing price of the shares when granted, and was recorded as compensation cost.

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

On October 14, 2005, the Company issued to Mr. Liang Qiao, MD, the Company's chief executive officer, an option to purchase 600,000 shares of common stock at $0.55 per share to be exercised with a ten-year (10) period. The options granted were valued at $157,770 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of four years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options will be amortized over the three year vesting period. For quarter ended June 30, 2007, $13,150 has been amortized and included in the accompanying statement of operations.

On October 14, 2005, the Company issued to 25 employees options to purchase 1,345,000 shares of common stock at $0.5 per share to be exercised with a ten-year (10) period. The options granted were valued at $369,045 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 4 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options will be amortized over the three year vesting period. For quarter ended June 30, 2007, $30,070 has been amortized and included in the accompanying consolidated statement of operations.

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

On July 1, 2006, the Company issued options to two consultants to purchase 10,000 shares of common stock, individually. The options granted were valued at $44,982 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 49 percent based on recent history of the stock price in the industry. For the quarter ended June 30, 2007, $11,245 has been amortized and included as consulting expense in the accompanying statement of operations.

In November 2006, the Company issued a warrant to purchase common stock to an investor to purchase 50,000 shares of common stock at $1.20 per share with a term of three years. The investor also purchased 33,333 shares of common stock at $0.75 per share in that transaction.

On April 1, 2007, the Company granted Mr. Larry E. Henneman, Jr. an option to purchase 20,000 shares of commons stock for his one year legal service regarding our patent application in the United States. The exercise price is $0.001 and the expiration date is five years from the grant date. The fair value of the options was $20,783 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected life of 5 years; and estimated volatility of 52 percent based on recent history of the stock price in the industry. The total of $20,783 was charged to consulting expense at the date the options were granted.

On April 1, 2007, the Company granted Seven Star International Corp. an option to purchase 100,000 shares of common stock for 2 years of consulting service. The exercise price is $0.001 and the expiration date is five years from the grant date. The fair value of the options was $103,916 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 5 years; and estimated volatility of 52 percent based on recent history of the stock price in the industry. The total of $103,916 was charged to consulting expense at the date the options were granted.

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

The Company filed with the SEC a registration statement on Form SB-2 under the Securities Act with respect to the common stock being offered in this offering on December 30, 2005 and was declared effective in the first quarter of 2006. As of June 30, 2007, the Company has not used any equity line under the Agreement.

NOTE 5-STOCK OPTION PLAN

On December 1, 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan provides for the grant of incentive stock options to our employees, and for the grant of non-statutory stock options, restricted stock, stock appreciation rights and performance shares to our employees, directors and consultants. The Company has reserved a total of 2,000,000 shares of its common stock for issuance pursuant to the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan does not provide for automatic annual increases in the number of shares available for issuance under the plan. As of June 30, 2007, 1,915,000 options had been granted under this plan.

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

The following table summarizes the stock option activity under the plan and outside- the- plan issuances:

	Options Granted	Weighted Average Exercise Price

Outstanding at January 1, 2007	2,685,675	$0.37

Granted	120,000	0.001
Exercised	(415,675)	$0.001
Withdrawn	(5,000)	$0.001

Outstanding at June 30, 2007	2,385,000	$0.41

Exercisable at June 30, 2007	1,587,084	$0.36

The following table summarizes information about stock options outstanding as of June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price

$0.001 to $0.55	2,385,000	$0.41	1	1,587,084	$0.36
	2,385,000			1,587,084

The aggregate intrinsic value of the 2,385,000 options outstanding and 1,587,084 options exercisable as of June 30, 2007 was $1,502,550 and $1,079,217, respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company's common shares for the options that were in-the-money as of June 30, 2007.

A summary of the status of nonvested shares as of June 30, 2007 are as follows:

Shares

Nonvested at January 1, 2007	1,120,000
Granted	-
Vested	(319,584)
Withdrawn	(2,500)
Nonvested at June 30, 2007	797,916

The total deferred compensation expense for the outstanding value of unvested stock options was $162,756 as of June 30, 2007, which will be recognized over a period of 12 months.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Construction in progress

In May 2003, the Company acquired a land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of HIV-PV Vaccine I. As of December 31, 2005, the Company has received all necessary permits and approvals. The general plans for development include the construction of a laboratory facility (“Phase One”) and construction of an administrative office building (“Phase Two”).The Company estimates the total project costs for Phase One will be approximately $2,100,000 to $2,200,000. At June 30, 2007, Phase One construction and internal clean room decoration was substantially complete at a cost of approximately $1,720,000, and is recorded as construction in progress. At June 30, 2007, $119,000 is due to the contractors of Phase One for the completed construction and internal clean room decoration and is recorded as due to contractors.

The Company estimates the remaining costs associated with Phase One will be approximately $400,000 to $500,000, primarily for permanent electrical and steam equipment the Company intends to have installed. At June 30, 2007, the Company had not negotiated any contracts for the purchase of any of the electrical and steam equipment. The Company estimates the purchase and installation of the electrical and steam equipment will be completed by December, 2007. In addition, the Company estimates the cost of laboratory equipment it will need to purchase before Phase One can be used will be approximately $800,000 to $1,000,000. At June 30, 2007, the Company had not negotiated any contracts for the purchase of any of the laboratory equipment. The Company estimates the purchase and installation of the laboratory equipment will be completed by December, 2007. At June 30, 2007, Phase Two was still in the design stage. The Company estimates total project costs for Phase Two will be approximately $1,000,000. The Company estimates that construction may begin on Phase Two after 2008, but currently has no plans for Phase Two construction.

Lease commitment

As of June 30, 2007, the Company had remaining outstanding commitments with respect to its non-cancelable operating lease for its office in Oak Brook, IL, of which $11,303 is due in 2007 , $27,462 is due in 2008, $28,088 is due in 2009 and $19,004 is due in 2010, and its office in Beijing, PRC (which is leased from Mr. Wenhui Qiao, the Company's director and president), of which $9,454 is due in 2007 and $9,454 in 2008.

Rental expense for the quarter ended June 30, 2007 and 2006 were $11,462 and $12,135, respectively.

Royalty and License Arrangements

Mr. Liang Qiao, M.D., the Company's co-founder and chief executive officer, is one of the two co-inventors of the Company's core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, the Company has obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of June 30, 2007, the Company had not generated any revenues from the sale of any products under development, nor had the Company received any revenues from sublicenses.

Distribution Agreement

On November 21, 2005, the Company entered into an exclusive distribution agreement with Xinhua Surgical Instruments Co. Ltd., located in Shandong, China. Under this agreement, we were granted exclusive distribution rights for all Xinhua surgical instruments in the United States, which are subject to FDA approval. Our minimum turnover requirement to retain exclusivity begins in the second year in the amount of $50,000 and increases to $60,000 during the third year and increases 10% annually thereafter. We are responsible for advertising and marketing expenses in connection with distribution of Xinhua surgical instruments in the United States. Our exclusive rights in the United States will be extended unless we fail to fulfill the minimum turnover requirements. On December 6, 2005, we received confirmation from the FDA of our registration as a medical device establishment, which enables us to perform initial distributor and repackager operations. This confirmation is not FDA approval of any product or any of our activities. It is neither a license, nor a certification. We began marketing Xinhua surgical instruments that meet the criteria for Class I medical devices under FDA rules, which do not require pre-market notification to the FDA.

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

OVERVIEW

Bio-Bridge Science, Inc. is a development stage company whose subsidiaries are focused on the commercial development of HIV-PV Vaccine I technology. The pre-clinical testing of HIV-PV Vaccine I on laboratory animals in Beijing, China was completed in June 2006. After the lab equipment is installed and we are able to produce vaccine candidate samples, we will apply to China's State Food and Drug Administration for approval to conduct clinical trials of HIV-PV Vaccine I. As of December 31, 2005, we had completed the construction of the outside body of our laboratory and bio-manufacturing facility in Beijing, China.   As of June 30, 2007 our facility requires the completion of electrical and steam work and the purchase of laboratory equipment.  We hope to have those projects completed by December 31, 2007.

Since inception, we have generated few revenues. We incurred net losses of $514,820 and $447,866 for the three months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, we had an accumulated deficit of $6,194,538 and a working capital of $2,008,747. As of June 30, 2007, we have funded our operations through equity offerings whereby we raised an aggregate $7,251,899 since inception. In the second quarter of 2007, the Company raised $222,500 in private placements in the form of a sale of shares of common stock, of which $200,000 remains to be received as of June 30, 2007. Our capital requirements for the next 12 months, as they relate to further research and development relating to our product candidates, have been and will continue to be significant.

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

We also plan to conduct the pre-clinical trials for colon cancer vaccine and mucosal adjuvant in cooperation with leading medical research institutes in China in the second half of 2007. We estimate that we will complete the pre-clinical trial of HPV vaccine by mid- 2008 and enter clinical trials in the second half of 2008. As we discussed previously, clinical trial for therapeutic vaccine is expected to last 2 to 3 years. The clinical trial for preventive vaccine will last longer, most likely 5 to7 years, according to our estimate. All the technology applied in the new product candidates is based on the technology co-developed by our CEO, Liang Qiao, M.D. Because we use the same technology to develop our potential vaccine products, we expect to use the same GMP facility in Beijing, China to produce these vaccines for pre-clinical and clinical trials.

To date we have funded our operations from funds we raised in private offerings. During 2006, we sold 780,345 shares of common stock at a price of $0.75 or $1.20 per share to 47 investors in private placements, and raised gross proceeds of $848,376. In the first quarter of 2007, we raised another US$3 million through a Series A preferred stock private placement. In the second quarter of 2007, we raised $222,500 through sale of common stock to three investors at the price of $0.75 per share, of which $200,000 remains to be received as of June 30, 2007. During the next twelve months, we still need to raise additional capital through an offering of our securities or from loans to continue research and development of our various vaccine product candidates in China as well as completion the construction of our Phase two laboratory and administrative facility in China, which we estimate will cost approximately $3 million for total Phase I and II project works. We estimate that our capital requirements for the next twelve months will be as follows:

o	approximately $0.7 million for our laboratory/bio-manufacturing facility’s steam and electricity work for Phase I laboratory manufacturing facility project in Beijing, China;

o	approximately $1.0 million to purchase advanced laboratory equipment and supplies for our vaccine production;

o	approximately $0.5 million to finish Phase I clinical study and the preparatory work;

o	approximately $1.0 million for working capital and general corporate needs; and

o	approximately $0.6 million for pre-clinical trials on HPV vaccines, colon cancer vaccine, and mucosal adjuvant.

In addition, we estimate that the total cost to bring our HIV-PV Vaccine I product to market in China will be $10 million for the therapeutic vaccine, and an additional $6 million for the preventative vaccine. We expect that the therapeutic vaccine can be brought to market in 2 to 3 years and the preventive vaccine can be brought to market in 5 to 7 years, if we are successful in raising the funds to complete development of the vaccine. As of June 30, 2007, our cash/cash equivalents and marketable securities position was $ 2,214,942. We will still have to raise additional funds through the public or private sales of our securities, loans, or a combination of the foregoing to proceed our planned operations We cannot guarantee that financing will be available to us, on acceptable terms or at all. We also may borrow from local banks in China given that our land use right and laboratory facility could be used as collateral for borrowing. If we fail to obtain other financing in the next 12 months, either through an offering of our securities or by obtaining additional loans, we may be unable to develop our planned projects and may be forced to scale back.

We signed an exclusive agency agreement with Xinhua Surgical Instruments Co. Ltd. to distribute its operational instruments in the United States at the end of 2005. We are currently forming a sales team and seeking collaboration with local distributors and developing markets for Xinhua instruments. As these activities will take significant amount of time, we do not expect to generate any significant revenues in the next 12 months.

Another major corporate focus is to acquire other profitable vaccine companies in China. Such an acquisition may help support our development of HIV vaccines by stable operational cash flows from acquisition targets and provide skillful work force as well as distribution channels. We expect an acquisition may boost our vaccine product lines and solidify our strategy to be a leading vaccine manufacturer in China in the future. However, we cannot assure you that we will be able to achieve our goal by acquiring vaccine related companies in China although we are talking to several potential targets in China.

Results of Operations

Three-month period ended June 30, 2007 and June 30, 2006

During the quarter ended June 30, 2006, we had revenues of $92. The cost of revenue was $28, which was 30% of the total revenue. During the quarter ended June 30, 2007, we had revenues of $333. The cost of revenue was $178, which was 53% of the total revenue. The increase of the cost of sales was due to the increase of purchase prices of the surgical instruments. All these revenues were due to our selling surgical instruments in the United States. Since we entered into this agreement, we have established a sales inventory of Xinhua’s surgical instruments, printed marketing materials such as catalogs and post cards, compiled a list of potential customers, started forming a sales force, and implemented a strategic marketing plan for selling Xinhua’s instruments.   We estimate that the revenue will increase in the future as a result of these efforts.

For the quarter ended June 30, 2007, research and development expenses were $38,355, as compared to $33,806 for the quarter ended June 30, 2006. The increase of $4,549 is due primarily to the pre-clinical trail development of our HIV-PV Vaccine I, and the continuing hiring of the research and development staff.

For the quarter ended June 30, 2007, general and administrative expenses were $419,374 as compared to $402,206 for the quarter ended June 30, 2006. The increase of $17,168 is due primarily to increases in consulting expense.

For the quarter ended June 30, 2007, selling and distribution expenses were $10,838 as compared to $12,800 for the quarter ended June 30, 2006. The decrease of $1,962 is due primarily to decreases in shipping expense.

For the quarter ended June 30, 2007, interest and other income (loss) was $396 as compared to $882 for the quarter ended June 30, 2006. The decrease of $486 is due primarily to a decrease in cash balances.

Net loss for the quarter ended June 30, 2007, was $514,820 as compared to $447,866 for the quarter ended June 30, 2006. This increase in net loss is attributable primarily to the increase in consulting expenses and an unrealized loss on trading securities.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalent balances, which were $426,184 at June 30, 2007 and $149,613 at December 31, 2006. Also, we had marketable securities valued at $1,788,758 as of June 30, 2007. These marketable securities were classified as trading securities.

Net cash used in operating activities was $832,516 for the six months ended June 30, 2007 and $425,817 for the six months ended June 30, 2006. The increase was due primarily to an increase in the payment to our contractors building our laboratory facilities.

Net cash used in investing activities was $1,901,855 for the six months ended June 30, 2007 and $295,660 for the six months ended June 30, 2006. This large increase was due to the purchase of marketable securities, fixed assets and construction in process.

Net cash provided by financing activities was $3,014,102 for the six months ended June 30, 2007 compared to $618,396 for the six months ended June 30, 2006. This increase was mainly due to proceeds from the issuance of preferred stock in 2007.

To date, our operations have been funded through issuances of our common stock and preferred stock whereby we raised an aggregate $7,251,899 from inception through June 30, 2007.

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

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, which was adopted on January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets To Be Disposed of, or SFAS No. 121. Our long-lived assets consist of land use right, notes, fixed assets, construction in process, and prepaid consulting fees. We regularly evaluate our long-lived assets, including our intangible assets, for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured using discounted cash flows. In the period ended June 30, 2007 we performed an evaluation of our long-lived assets and noted no impairment.

Research and Development Costs

We account for research and development expense under the guidance of SFAS No.2, Accounting for Research and Development Costs, which was adopted in October 1974. Research and development costs are charged to operations as incurred. Our research and development costs include salaries of research and development personnel, contract service expense for conducting pre-clinical trial study for Beijing Institute of Radiation Medicine. The total cost of research and development in the first six months of 2007 compared to the 2006 period was due to pre-clinical development of our HIV-PV Vaccine I on laboratory animals, and the continuing hiring of the research and development staff.

Registration Payment Arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards Board (FASB) Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies . FSP EITF 00-19-2 was issued in December, 2006. The Company adopted FSP EITF 00-19-2 effective January 1, 2007. Certain registration payment arrangements were included with a private placement of the Company’s preferred stock in the first quarter of 2007. The Company did not record any liability related to these registration payment arrangements because it determined there is a remote, if any, chance that the Company will be required to remit any payments for failing to obtain an effective registration statement. However, since these two investors in the Series A preferred stock private placement have been elected as directors of the Company, they have not asked and will not ask their shares to be registered with the SEC.

Recent Accounting Pronouncements

Recent Accounting Pronouncements

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

Lease Commitment

As of June 30, 2007, the Company had remaining outstanding commitments with respect to its non-cancelable operating lease for its office in Oak Brook, IL, of which $11,303 is due in 2007 , $27,462 is due in 2008, $28,088 is due in 2009 and $19,004 is due in 2010, and its office in Beijing, PRC (which is leased from Mr. Wenhui Qiao, the Company's director and president), of which $9,454 is due in 2007 and $9,454 is due in 2008.

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, we have obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of June 30, 2007, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

Contractual Obligations

Payments due under contractual obligations at June 30, 2007 mature as follows:

	Payments due by period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years

Lease obligation	105	21	84

Total	$105	$21	84

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2007, the Company sold 296,667 shares of common stock to three investors for proceeds of $222,500 in reliance of Regulation S.

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

Bio-Bridge Science, Inc.

/s/ Dr. Liang Qiao
By: Dr. Liang Qiao	Dated: August 10, 2007
Chief Executive Officer

EXHIBIT INDEX

3.1(i)*	Certificate of incorporation of the registrant, as currently in effect

3.1(ii)*	Bylaws of the registrant, as currently in effect

3.1(iii)**	Certificate of Designation of Series A Preferred Stock

4.1**	Form of Common Stock Warrant Agreement dated January 2007

4.2**	Registration Rights Agreement dated January 2007

4.3	First Amendment to Lease

4.4	Lease agreement between Bio Bridge Science (Beijing) Corporation and Wenhui Qiao

4.5	Lease agreement between Bio Bridge Science (Beijing) Corporation and Minjin Yu

10.1**	Securities Purchase Agreement dated January 2007

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Previously filed with the Securities and Exchange Commission pursuant to Registration Statement No. 333-121786.
** Previously filed as an exhibit to the Registrant's Form 10-KSB for its year ended December 31, 2006.