Form 10QSB
period 2007-09-30
BIO BRIDGE SCIENCE INC
filed 2007-11-13
CIK 1309304

   UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: September 30, 2007

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from  _______ to _______

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

Common Stock Outstanding as of September 30, 2007: 34,177,676 shares

Transitional Small Business Disclosure Format:   Yes ☐   No ☒

Bio-Bridge Science, Inc
(A development stage company)
Index to Form 10-QSB

		Page
Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	3

	Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2007 and 2006 and for the period from February 11, 2002 (inception) through September 30, 2007	4

	Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Gain (Loss) for the period from February 11, 2002 (inception) through September 30, 2007	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2007 and 2006 and for the period from February 11, 2002 (inception) through September 30, 2007	9

	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis or Plan of Operation	19

Item 3.	Controls and Procedures	24

Part II	Other Information	24

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

	SIGNATURES	25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$310,249	$149,613

Prepaid expenses and other current assets	20,283	16,828

Marketable securities-trading	1,669,254	-

Note receivable	40,000	40,000
Total current assets	2,039,786	206,441

FIXED ASSETS, NET	66,352	76,238

CONSTRUCTION IN PROGRESS	1,757,824	1,674,104

LAND USE RIGHT	360,880	359,658

TOTAL ASSETS	$4,224,842	$2,316,441

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses and other payables	$151,149	$155,444
Amount due to shareholder	-	18,885
Payable to contractors	120,613	474,586
Total current liabilities	271,762	648,915

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, liquidation preference of $3,000,000, 5,000,000 shares authorized, 4,000,000 and 0 shares issued and outstanding, respectively	4,000	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 34,177,676 and 33,492,001 shares issued and outstanding, respectively	34,178	33,492
Additional paid-in capital	10,505,402	5,469,402
Preferred stock dividend payable in common shares	47,000	-
Subscription receivable	(200,020)	(25,091)
Common stock to be issued, 496,667 and 240,000 shares, respectively	497	240
Accumulated other comprehensive gain	159,571	80,403
Deficit accumulated during the development stage	(6,597,548)	(3,890,920)

Total Shareholders’ Equity	3,953,080	1,667,526

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,224,842	$2,316,441

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	For the Period from February 11, 2002 (Inception) through September 30, 2007

REVENUE	$1,694	$733	$2,384	$1,006	$4,152
COST OF GOODS SOLD	(950)	(539)	(1,355)	(623)	(2,534)
GROSS PROFIT	744	194	1,029	383	1,618

Research and development costs	(21,476)	(22,401)	(103,816)	(72,845)	(421,070)
Selling and distribution expenses	(8,640)	(6,786)	(24,952)	(13,430)	(73,105)
General and administrative expenses	(203,878)	(279,544)	(922,570)	(970,104)	(4,460,394)

LOSS FROM OPERATIONS	(233,250)	(308,537)	(1,050,309)	(1,055,996)	(4,952,951)

INTEREST INCOME	1,328	1,005	5,128	3,012	16,850

UNREALIZED LOSS ON TRADING SECURITIES	(119,504)	-	(227,930)	-	(227,930)

DIVIDEND INCOME	38,801	-	86,803	-	86,803

NET LOSS	(312,625)	(307,532)	(1,186,308)	(1,052,984)	(5,077,228)

DEEMED PREFERRED STOCK DIVIDEND	-	-	(1,293,320)	-	(1,293,320)

PREFERRED STOCK DIVIDENDS	(90,000)	-	(227,000)	-	(227,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(402,625)	$(307,532)	$(2,706,628)	$(1,052,984)	$(6,597,548)

LOSS PER SHARE, attributable to common shareholders, basic and diluted	$(0.01)	$(0.01)	$(0.08)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING, basic and diluted	34,177,676	33,086,740	33,874,655	32,823,786

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE GAIN (LOSS) FOR THE PERIOD FROM FEBRUARY 11, 2002
(INCEPTION) THROUGH SEPTEMBER 30, 2007

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
(INCEPTION) THROUGH SEPTEMBER 30, 2007 (Continued)

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

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE GAIN (LOSS) FOR THE PERIOD FROM FEBRUARY 11, 2002
(INCEPTION) THROUGH SEPTEMBER 30, 2007 (Continued)
			Additional		Common Stock	Accumulated Other		Deficit Accumulated During the
	Common Stock		Paid-in	Deferred	To be	Comprehensive	Subscriptions	Development
	Shares	Amount	Capital	Compensation	Issued	Gain (Loss)	Receivable	Stage	Total
BALANCE DECEMBER 31, 2005	32,451,537	$32,452	$4,658,743	$(508,698)	$328	$25,282	$-	$(2,567,026)	$1,641,081

Reclassification of deferred compensation balance to additional-paid-in-capital	-	-	(508,698)	508,698	-	-	-	-	-

Issuance of shares for previously exercised stock options	328,116	328	-	-	(328))	-	-	-	-

Sales of shares at $0.75 to $1.20 per share for cash, net of issuance costs	540,348	540	872,637	-	240	-	(25,091)	-	848,326

Compensatory shares issued to consultant	122,000	122	223,773	-	-	-	-	-	223,895

Employee stock options	-	-	174,670	-	-	-	-	-	174,670

Consultant stock options	-	-	48,277	-	-	-	-	-	48,277

Exercise of options	50,000	50	-	-	-	-	-	-	50

Foreign currency translation loss	-	-	-	-		55,121	-	-	55,121

Net loss	-	-	-	-	-	-	-	(1,323,894))	(1,323,894)
BALANCE DECEMBER 31, 2006	33,492,001	$33,492	$5,469,402	$-	$240	$80,403	$(25,091)	$(3,890,920))	$1,667,526

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE GAIN (LOSS) FOR THE PERIOD FROM FEBRUARY 11, 2002
(INCEPTION) THROUGH SEPTEMBER 30, 2007 (Continued)

					Preferred
					Stock					Deficit
					Dividend		Common	Accumulated		Accumulated
					Payable	Additional	Stock	Other		During the
	Common Stock		Preferred Stock		in common	Paid-in	To be	Comprehensive	Subscriptions	Development
	Shares	Amount	Shares	Amount	Shares	Capital	Issued	Gain (Loss)	Receivable	Stage	Total

BALANCE DECEMBER 31, 2006	33,492,001	$33,492	-	$-	$-	$5,469,402	$240	$80,403	$(25,091)	$(3,890,920)	$1,667,526

Issuance of common shares at $0.75 per share for cash, net of Issuance costs	-	-	-	-	-	222,203	297	-	(200,000)	-	22,500

Issuance of preferred shares at $0.75 per share for cash, net of issuance costs	-	-	4,000,000	4,000	-	2,996,000	-	-	-	-	3,000,000

Deemed dividend related to beneficial conversion feature of convertible preferred stock	-	-	-	-	-	1,293,320	-	-	-	(1,293,320)	-

Accrual of preferred stock dividend	-	-	-	-	227,000	-	-	-	-	(227,000)	-

Payment of preferred stock dividend	-	-	-	-	(180,000)	179,820	180	-	-	-	-

Compensatory shares issued to consultant	30,000	30	-	-	-	67,694	20	-	-	-	67,744

Employee stock options	-	-	-	-	-	129,773	-	-	-	-	129,773

Consultant stock option	-	-	-	-	-	147,190	-	-	-	-	147,190

Issuance of shares for previously exercised stock option	240,000	240	-	-	-	-	(240)	-	-	-	-

Proceeds from previously issued stock	-	-	-	-	-	-	-	-	25,071	-	25,071

Exercise of options	415,675	416	-	-	-	-	-	-	-	-	416

Foreign currency translation loss	-	-	-	-	-	-	-	79,168	-	-	79,168

Net loss	-	-	-	-	-	-	-	-	-	(1,186,308)	(1,186,308)
BALANCE September 30, 2007(unaudited)	34,177,676	$34,178	4,000,000	$4,000	$47,000	$10,505,402	$497	$159,571	$(200,020)	$(6,597,548)	$3,953,080

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For nine months Ended September 30, 2007	For nine months Ended September30, 2006	For the Period From February 11, 2002 (Inception) Through September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,186,308)	$(1,052,984)	$(5,077,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,249	5,055	39,136
Amortization of land use right	12,790	12,262	68,829
Non cash stock compensation expense	344,707	364,659	1,603,838
Unrealized loss on trading securities	227,930	-	227,930
Loss on sale of investment	-	-	2,107
Decrease (increase) in prepaid expense and other assets	(3,455)	(7,137)	(20,283)
(Decrease) increase in payable to contractor	(353,973)	-	120,613
(Decrease) increase in accrued expenses and other payable	(4,295)	54,237	151,149
Net Cash Used In Operating Activities	(948,355)	(623,908)	(2,883,909)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land use right	-	-	(394,559)
Increase in construction in progress	(16,984)	(267,908)	(1,691,089)
Purchase of fixed assets	(1,890)	(59,082)	(103,530)
Purchase of investment	-	-	(40,000)
Purchase of marketable securities	(1,897,184)	-	(1,897,184)
Net Cash Used In Investing Activities	(1,916,058)	(326,990)	(4,126,362)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	47,571	768,376	4,266,233
Proceeds from issuance of preferred stock	3,000,000	-	3,000,000
Proceeds from exercise of stock option	416	-	994
Repayment to shareholders	(18,885)	-	-
Net Cash Provided By Financing Activities	3,029,102	768,376	7,267,227

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	164,689	(182,522)	256,956

Effect of exchange rate changes on cash	(4,053)	28,845	53,293
Cash and cash equivalents, beginning of period	149,613	385,646	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$310,249	$231,969	$310,249

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$-	$-	$-
Income taxes Paid	$-	$-	$-
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Deemed preferred stock dividend	$1,293,320	$-	$1,293,320
Preferred stock dividend	$227,000	$-	$227,000

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2007

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Bio Bridge Science Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

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

On December 1, 2004, the Company acquired all of the outstanding shares of Bio-Bridge Science Corporation ("BBSC”) in exchange for 29,971,590 shares of its common stock. As a result, BBSC became a wholly owned subsidiary of the Company. BBSC was incorporated in the Cayman Islands on February 11, 2002. At the time of the exchange, BBSC held a 100% interest in Bio-Bridge Science (Beijing) Corp. ("BBS Beijing") a wholly-foreign funded enterprise of the People's Republic of China ("PRC") which was established on May 20, 2002. BBS Beijing is currently engaged in the development and commercialization of the HIV-PV Vaccine I in mainland China.

The acquisition was accounted for as a reverse merger (recapitalization) with BBSC deemed to be the accounting acquirer, and the Company deemed to be the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of BBSC as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of BBSC, the accounting acquirer, have been carried over in the recapitalization.

History of losses and negative cash flows

Since its inception, the Company has been engaged in organizational and pre-operating activities. The company has generated insignificant revenues and has incurred accumulated losses and used cash in operating activities of $5,077,228 and $2,883,909 respectively, from inception through September 30, 2007. The Company incurred net losses of $1,186,308 and $1,052,984 for the nine months ended September 30, 2007 and 2006, respectively. On February 12, 2007, the Company raised $3,000,000 in a private placement in the form of a sale of Series A convertible preferred stock and warrants to purchase common stock. Our capital requirements for the next 12 months, as they relate to further research and development relating to our product candidate, HIV-PV Vaccine I, have been and will continue to be significant. As of September 30, 2007, we have funded our operations through equity offerings whereby we raised an aggregate of $7,266,899 since inception.

On November 29, 2005, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, LP, a Delaware limited partnership based in Boston, Massachusetts ("Dutchess"). Under the terms of the Agreement, Dutchess has agreed to purchase from the Company up to $10,000,000 of the Company's common stock over a 24-month period. As of September 30, 2007, no shares have been issued under the agreement with Dutchess.

We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our planned operations beyond September 2008. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock or preferred stock. Any debt would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available and the best judgment at the time the estimates are made, however actual results could differ materially from those estimates.

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

Marketable Securities

The Company accounts for marketable securities using the guidance of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company’s investments in marketable securities is comprised of it’s investment in a mutual fund and we determined the marketable securities to be classified as trading securities. The Company’s trading securities are carried at fair value with changes in fair value recognized in the current period condensed consolidated statements of operations. Gains or losses realized upon sale of all securities are recognized in other income or expense at the time of sale.

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

	2007	2006
Quarter / Year end RMB : US$ exchange rate	7.5108	7.8087
Average yearly RMB : US$ exchange rate	7.6598	7.9395

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) —an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2007, the Company does not have a liability for unrecognized tax benefits.

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

The Company also files tax returns with other jurisdictions, including the PRC. These returns are subject to audit by the taxing authorities. The Company believes it files all returns properly.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s current components of comprehensive income consist of foreign currency translation adjustments.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants. As of September 30, 2007, common stock equivalents consist of options convertible into 2,365,000 shares of the Company's common stock and warrants convertible into 3,000,000 shares of the Company's common stock. For the three and nine month periods ended September 30, 2006 and 2007, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) which requires the measurement and recognition of compensation expense for all stock-based awards based upon the grant-date fair value of those awards. We previously accounted for our stock-based awards under SFAS No. 123, "Accounting for Stock-Based Compensation" which was similar to SFAS 123R where by the fair value of option and warrant grants was determined using the Black-Scholes option pricing model at the date of grant We adopted SFAS No. 123R, and its related implementation guidance as promulgated by both the Financial Accounting Standards Board ( the "FASB"), and the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No 107 (“SAB 107”), associated with the accounting for stock-based compensation arrangements of our employees and directors. These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period.

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

Registration Payment Arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards Board (FASB) Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 was issued in December, 2006. The Company adopted FSP EITF 00-19-2 effective January 1, 2007. Certain registration payment arrangements were included with a private placement of the Company’s preferred stock. The Company did not record any liability related to these registration payment arrangements because it determined that there is a remote chance that the Company will be required to remit any payments for failing to obtain an effective registration statement.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The Company is currently evaluating the impact this standard will have on its consolidated financial condition, results of operations, cash flows or disclosures.

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

The preferred stock earns dividends at a rate of 12% annually; dividends are paid in common shares of the Company valued at $1.00 per share, semiannually in arrears. The preferred stock dividend is cumulative and non-participating. The preferred stock has a liquidation preference of $0.75 per share and no voting rights. The preferred shares contain certain anti-dilution protection. The warrants are exercisable through January 30, 2010 into 3,000,000 shares of the Company’s common stock for $1.00 per share.

At the holder’s option, the preferred stock is convertible into the Company’s common stock on a one-for-one basis anytime up to January 30, 2010. The conversion price is initially set at $0.75 per share, subject to reset adjustments, but in no event can the reset conversion price drop below $0.50 per share. At the Company’s option, the preferred stock will be convertible into the Company’s common stock (at the conversion price initially set at $0.75 per share) when the average closing price of the common stock for any 20 consecutive trading days is at least $2.00. On January 30, 2010, the Company shall have the right to convert all the preferred stock then outstanding into shares of common stock.

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

Two investors in the Series A preferred stock private placement were appointed as directors of the Company.

ISSUANCE OF COMMON STOCK FOR CASH

The following represents transactions involving the purchases of the Company's common stock for cash categorized by period (for the period from the date of inception to September 30, 2007):

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
ISSUANCE OF 100,000 SHARES AT $1.20 PER SHARE TO BE ISSUED FOR TOTAL CONSIDERATION OF $120,000
ISSUANCE OF 140,000 SHARES AT $0.75 PER SHARE TO BE ISSUED FOR TOTAL CONSIDERATION OF $105,000

2007:
ISSUANCE OF 296,667 SHARES AT $0.75 PER SHARE FOR TOTAL CONSIDERATION OF $222,500

ISSUANCE OF COMMON STOCK FOR SERVICES

On February 9, 2006, the Company and CEOcast, Inc. entered into an investor relations consulting agreement. The Company agreed to pay $5,000 a month and issue 72,000 shares of common stock for investor relations services to be rendered during the six month period following the signing of the agreement. 36,000 shares of common stock were issued on February 9, 2006 and were valued at $64,800 based on the closing price of the Company’s common stock of $1.80 per share at the grant date. 36,000 additional shares of common stock were issued on May 9, 2006 and were valued at $75,600 based on the closing price of the Company’s common stock of $2.10 per share at the grant date. The Company recorded the total of $140,400 as compensation cost in 2006.

On March 6, 2006, we engaged CH Capital LLC for financial consulting services and agreed to issue a total of 50,000 shares of common stock for these financial consulting services. 25,000 shares were issued on March 6, 2006 and an additional 25,000 shares were issued on September 6, 2006. The fair value of the 50,000 shares was $101,250 and was determined as follows: the value of the first 25,000 shares was calculated using the closing share price of $1.80 on March 6, 2006 and the value of the remaining 25,000 shares was calculated using the closing share price of $2.25 on September 6, 2006. The Company recorded $83,506 as compensation cost in 2006 and $17,744 as compensation cost in 2007.

On March 23, 2007, the Company granted three directors 10,000 shares each of restricted common stock for one year of board service. The fair value of 30,000 shares was determined to be $30,000, based on the closing price of the shares when granted, and was recorded as compensation cost.

On July 1, 2007, the Company granted two scientific board advisors 10,000 shares each of restricted common stock for one year of scientific board service. The fair value of 20,000 shares was determined to be $20,000, based on the closing price of the shares when granted, and was recorded as compensation cost.

ISSUANCE OF STOCK OPTIONS AND WARRANTS

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

On October 14, 2005, the Company issued to Mr. Liang Qiao, MD, the Company's chief executive officer, an option to purchase 600,000 shares of common stock at $0.55 per share to be exercised with a ten-year (10) period. The options granted were valued at $157,770 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of four years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options will be amortized over the three year vesting period. For quarter ended September 30, 2007, $13,150 has been amortized and included in the accompanying statement of operations.

On October 14, 2005, the Company issued to 25 employees options to purchase 1,345,000 shares of common stock at $0.5 per share to be exercised with a ten-year (10) period. The options granted were valued at $369,045 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 4 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options will be amortized over the three year vesting period. For quarter ended September 30, 2007, $30,070 has been amortized and included in the accompanying consolidated statement of operations.

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

On April 1, 2007, the Company granted Mr. Larry E. Henneman, Jr. an option to purchase 20,000 shares of commons stock for legal services in connection with our patent application in the United States. The exercise price is $0.001 and the expiration date is five years from the grant date. The fair value of the options was $20,783 at the date of grant, which was determined using the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; a risk-free interest rate of 3.4%; an expected life of 5 years; and an estimated volatility of 52 percent based on recent history of the stock price in the industry. The total of $20,783 was charged to consulting expense at the date the options were granted.

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

In 2005, 328,116 shares of common stock were issued at $0.001 per share for a cash payment of $328 from an exercise of stock options.

In 2006, 50,000 shares of common stock were issued at $0.001 per share for a cash payment of $50 from an exercise of stock options.

During the first quarter of 2007, 415,675 shares of common stock were issued at $0.001 per share for cash payments of $416 from the exercise of options.

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

The Company filed with the SEC a registration statement on Form SB-2 under the Securities Act with respect to the common stock being offered in this offering on December 30, 2005 and was declared effective in the first quarter of 2006. As of September 30, 2007, the Company has not used any equity line under the Agreement.

NOTE 5-STOCK OPTION PLAN

On December 1, 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan provides for the grant of incentive stock options to our employees, and for the grant of non-statutory stock options, restricted stock, stock appreciation rights and performance shares to our employees, directors and consultants. The Company has reserved a total of 2,000,000 shares of its common stock for issuance pursuant to the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan does not provide for automatic annual increases in the number of shares available for issuance under the plan. As of September 30, 2007, 1,915,000 options had been granted under this plan.

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

The following table summarizes the stock option activity under the plan and outside- the- plan issuances:

	Options Granted	Weighted Average Exercise Price

Outstanding at January 1, 2007	2,685,675	$0.37

Granted	120,000	0.001
Exercised	(415,675)	$0.001
Withdrawn	(25,000)	$0.001

Outstanding at September 30, 2007	2,365,000	$0.41

Exercisable at September 30, 2007	1,733,333	$0.38

The following table summarizes information about stock options outstanding as of September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price

$0.001 to $0.55	2,365,000	$0.41	1	1,733,333	$0.38
	2,365,000			1,733,333

The aggregate intrinsic value of the 2,365,000 options outstanding and 1,733,333 options exercisable as of September 30, 2007 was $94,600 and $121,333, respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company's common shares for the options that were in-the-money as of September 30, 2007.

A summary of the status of nonvested shares as of September 30, 2007 are as follows:

Number of Shares

Nonvested at January 1, 2007	1,120,000
Granted	-
Vested	(479,166)
Withdrawn	(9,167)
Nonvested at September 30, 2007	631,667

The total deferred compensation expense for the outstanding value of unvested stock options was $172,541 as of September 30, 2007, which will be recognized over a period of 12 months.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Construction in progress

In May 2003, the Company acquired a land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of HIV-PV Vaccine I. As of December 31, 2005, the Company had received all necessary permits and approvals. The general plans for development include the construction of a laboratory facility (“Phase One”) and construction of an administrative office building (“Phase Two”). The Company estimates the total project costs for Phase One will be approximately $2,100,000 to $2,200,000. At September 30, 2007, Phase One construction and internal clean room decoration was substantially completed at a cost of approximately $1,720,000, and is recorded as construction in progress. At September 30, 2007, $120,613 is due to the contractors of Phase One for the completed construction and internal clean room decoration and this obligation is recorded as due to contractors.

The Company estimates that the remaining costs associated with completion of Phase One project will be approximately $400,000 to $500,000, primarily for permanent electrical and steam equipment to be installed. At September 30, 2007, the Company had negotiated with several vendors for the purchase of the electrical and steam equipment, but had not signed any contracts. The Company estimates the purchase and installation of the electrical and steam equipment will be completed around the end of the first quarter of 2008. In addition, the Company estimates the cost of laboratory equipment it needs before Phase One can be used will be approximately $800,000 to $1,000,000. At September 30, 2007, the Company had not negotiated any contracts for the purchase of any of the laboratory equipment. The Company estimates the purchase and installation of the laboratory equipment will be completed by the first quarter of 2008. At September 30, 2007, Phase Two was still in the design stage. The Company estimates total project costs for Phase Two will be approximately $1,000,000. The Company estimates that construction may begin on Phase Two in 2009 or later, but currently has no plans for Phase Two construction.

Lease commitment

As of September 30, 2007, the Company had remaining outstanding commitments with respect to its non-cancelable operating lease for its office in Oak Brook, IL, of which $6,721 is due in 2007 , $27,462 is due in 2008, $28,088 is due in 2009 and $19,004 is due in 2010, and its office in Beijing, PRC (which is leased from Mr. Wenhui Qiao, the Company's director and president), of which $4,793 is due in 2007 and $9,586 in 2008. Rental expense for the quarters ended September 30, 2007 and 2006 were $9,375 and $12,135, respectively.

Royalty and License Arrangements

Mr. Liang Qiao, M.D., the Company's co-founder and chief executive officer, is one of the co-inventors of the Company's core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, the Company has obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of September 30, 2007, the Company had not generated any revenues from the sale of any products under development, nor had the Company received any revenues from sublicenses.

Distribution Agreement

On November 21, 2005, the Company entered into an exclusive distribution agreement with Xinhua Surgical Instruments Co. Ltd., located in Shandong, China. Under this agreement, we were granted exclusive distribution rights for all Xinhua surgical instruments in the United States, which are subject to FDA approval. Our minimum sale requirement to retain exclusivity begins in the second year in the amount of $50,000, increases to $60,000 during the third year and increases 10% annually thereafter. The Company estimates it will not reach the minimum sale requirement of $50,000 for 2007. Xinhua has indicated there will be no penalty for not reaching the minimum sale requirement for 2007 and the Company can still have the exclusive distribution right in 2008. We are responsible for advertising and marketing expenses in connection with distribution of Xinhua surgical instruments in the United States. On December 6, 2005, we received confirmation from the FDA of our registration as a medical device establishment, which enables us to perform initial distributor and repackager operations. This confirmation is not a FDA approval of any product or any of our activities. It is neither a license, nor a certification. We market Xinhua surgical instruments that meet the criteria for Class I medical devices under FDA rules, which do not require pre-market notification to the FDA.

NOTE 6 - SUBSEQUENT EVENT

On October 31, 2007, the Company executed a non-binding letter of intent to acquire 51% of Lanzhou Roya Biotechnology Co. Ltd., based in the People's Republic of China. Lanzhou Roya is a bovine serum manufacturer in China. Bovine serum is used in production of many vaccines as well as for laboratory scientific research. The letter of intent gives Bio-Bridge an exclusive right to complete the acquisition of control of Lanzhou Roya until March 2008. The completion of the acquisition is subject to execution of a definitive acquisition agreement (including determination of sale price), as well as full legal and financial due diligence.

Item 2. Management's Discussion and Analysis or Plan of Operation

Some of the statements made by us in this Quarterly Report on Form 10-QSB are forward-looking in nature, including but not limited to, statements relating to our future revenue and expenses, product development, future market acceptance, levels of research and development, our management's plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "plan", "possible", and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors, many of which are discussed throughout this Quarterly Report and in our SEC filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, unless required by law. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:
•	our ability to finance our activities and maintain our financial liquidity;

•	our ability to attract and retain qualified, knowledgeable employees;

•	our ability to complete product development;

•	our ability to obtain regulatory approvals to conduct clinical trials;

•	our ability to design and market new products successfully;

•	our failure to acquire new customers in the future;

•	deterioration of business and economic conditions in our markets;

•	intensely competitive industry conditions.

In this document, the words "we," "our," "ours," and "us" refers to Bio-Bridge Science, Inc. and our wholly owned subsidiaries, including Bio-Bridge Science (Beijing) Co. Ltd., a Wholly-Foreign Funded Enterprise of the People's Republic of China ("Bio-Bridge (Beijing)") and Bio-Bridge Science Corporation, a Cayman Islands corporation.

OVERVIEW

Bio-Bridge Science, Inc. is a development stage company whose subsidiaries are focused on the commercial development of HIV-PV Vaccine I technology. The pre-clinical testing of HIV-PV Vaccine I on laboratory animals in Beijing, China was completed in June 2006. After the lab equipment is installed and we are able to produce vaccine candidate samples, we will apply to China's State Food and Drug Administration for approval to conduct clinical trials of HIV-PV Vaccine I. As of December 31, 2005, we had completed the construction of the outside body of our laboratory and bio-manufacturing facility in Beijing, China.  As of September 30, 2007 our facility requires the completion of electrical and steam work and the purchase of laboratory equipment. We hope to have those projects completed by end of the first quarter in 2008.

Since inception, we have generated few revenues. We incurred net losses of $1,186,308 and $1,052,284 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, we had an accumulated deficit of $6,597,548 and a working capital of $1,768,024. As of September 30, 2007, we have funded our operations through equity offerings whereby we raised an aggregate $7,266,899 since inception. In the second quarter of 2007, the Company raised $222,500 in private placements in the form of a sale of shares of common stock, of which $200,000 remains to be received as of September 30, 2007. Our capital requirements for the next 12 months, as they relate to further research and development relating to our product candidates, have been and will continue to be significant. We plan to raise more capital in the near future to meet our capital requirement for the development of our product candidates as well as our potential acquisitions in China.

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

We plan to develop three more products in the near future to diversify our potential product offerings, and these new potential products are summarized as follows:

•	HPV preventive and therapeutic vaccines - an oral vaccine that will be used to prevent and treat HPV6, 11, 16, 18, 31, 45, and 58 infection (cover >90% of HPV causing cervical cancer).

•	Colon cancer therapeutic vaccine--an oral vaccine that treats CEA+ colon cancer.

•	Mucosal adjuvant -- an adjuvant that can be used to enhance vaccines efficacy in elderly, e.g. for influenza virus vaccine for age over 60.

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

We also plan to conduct the pre-clinical trials for colon cancer vaccine and mucosal adjuvant in cooperation with leading medical research institutes in China in early 2008. We estimate that we will complete the pre-clinical trial of HPV vaccine by the second half of 2008 and enter clinical trials in the first half of 2009. As we discussed previously, clinical trials for therapeutic vaccine are expected to last 2 to 3 years. The clinical trials for a preventive vaccine will last longer, most likely 5 to7 years. All the technology used in the new product candidates is derived from the technology co-developed by our CEO, Liang Qiao, M.D. Because we use the same technology to develop our potential vaccine products, we expect to use the same GMP facility in Beijing, China to produce these vaccines for pre-clinical and clinical trials.

To date we have funded our operations from funds we raised in private offerings. During 2006, we sold 780,345 shares of common stock at a price of $0.75 or $1.20 per share to 47 investors in private placements, and raised gross proceeds of $848,376. In the first quarter of 2007, we raised another US$3 million through a Series A preferred stock private placement. In the second quarter of 2007, we raised $222,500 through sale of common stock to three investors at the price of $0.75 per share, of which $200,000 remains to be received as of September 30, 2007. During the next twelve months, we still need to raise additional capital through an offering of our securities or from loans to continue research and development of our various vaccine product candidates in China as well as completion the construction of our Phase Two laboratory and administrative facility in China, which we estimate will cost approximately $3 million for total Phase I and II project works. We estimate that our capital requirements for the next twelve months will be as follows:

•	approximately $0.7 million for our laboratory/bio-manufacturing facility’s steam and electricity work for Phase I laboratory manufacturing facility project in Beijing, China;

•	approximately $1.0 million to purchase advanced laboratory equipment and supplies for our vaccine production;

•	approximately $0.5 million for Phase I clinical study and the preparatory work;

•	approximately $0.8 million for working capital and general corporate needs; and

•	approximately $0.6 million for pre-clinical trials on HPV vaccines, colon cancer vaccine, and mucosal adjuvant.

In addition, we estimate that the total cost to bring our HIV-PV Vaccine I product to market in China will be $10 million for the therapeutic vaccine, and an additional $6 million for the preventative vaccine. We expect that the therapeutic vaccine can be brought to market in 2 to 3 years and the preventive vaccine can be brought to market in 5 to 7 years, if we are successful in raising the funds to complete development of the vaccine. As of September 30, 2007, our cash/cash equivalents and marketable securities position was $ 1,979,503. We must raise additional funds through the public or private sales of our securities, loans, or a combination of the foregoing to proceed with our planned operations. We cannot guarantee that financing will be available to us, on acceptable terms or at all. We also may borrow from local banks in China given that our land use right and laboratory facility could be used as collateral for borrowing. If we fail to obtain other financing in the next 12 months, either through an offering of our securities or by obtaining additional loans, we may be unable to develop our planned projects.

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

Another major corporate focus is for the Company to acquire other profitable vaccine companies or vaccine production related companies, such as those to produce material for vaccine production, in China. Such an acquisition may help support our development of HIV vaccines by providing us with operating cash flows, lower cost for material used in our vaccine production, skillful work force in vaccine production, and a distribution channel. We believe these companies will be complementary to us and make us more competitive. We plan to spend less than $ 1 million to execute our first acquisition. However, we cannot assure you that we will be able to achieve our goal by acquiring vaccine related companies in China although we are talking to several potential targets in China. Further, even if we acquire a vaccine company we may not be successful at generating positive operating cash flows or other benefits we anticipate.

Results of Operations

Three-month period ended September 30, 2007 and September 30, 2006

During the quarter ended September 30, 2007, we had revenues of $1,694. The cost of revenue was $950, which was 56% of the total revenue.

During the quarter ended September 30, 2006, we had revenues of $733. The cost of revenue was $539, which was 74% of the total revenue. The decrease of the cost of sales was due to the decrease in costs of the surgical instruments. All these revenues were due to our selling surgical instruments in the United States. Since we entered into this agreement, we have established a sales inventory of Xinhua’s surgical instruments, printed marketing materials such as catalogs and post cards, compiled a list of potential customers, and implemented a strategic marketing plan for selling Xinhua’s instruments. We expect that the revenue will increase in the future as a result of these efforts.

For the quarter ended September 30, 2007, research and development expenses were $21,476, as compared to $22,401 for the quarter ended September 30, 2006. The decrease of $925 is due primarily to the decrease of pre-clinical trail development of our HIV-PV Vaccine I.

For the quarter ended September 30, 2007, general and administrative expenses were $203,878 as compared to $279,544 for the quarter ended September 30, 2006. The decrease of $75,666 is due primarily to decreases in consulting expense.

For the quarter ended September 30, 2007, selling and distribution expenses were $8,640 as compared to $6,786 for the quarter ended September 30, 2006. The increase of $1,854 is due primarily to increases in shipping and selling expense.

For the quarter ended September 30, 2007, interest and other income (loss) was $1,328 as compared to $1,005 for the quarter ended September 30, 2006. The increase of $323 is due primarily to an increase in cash balance.

However, none of these revenues pertain to our core planned principal operation of developing vaccines. Therefore, we believe a separate analysis of these revenues is not as helpful as an analysis of our liquidity and capital resources.

Net loss for the quarter ended September 30, 2007, was $312,625 as compared to $307,532 for the quarter ended September 30, 2006. This increase in net loss is attributable primarily to the increase in an unrealized loss on trading securities.

Nine- month period ended September 30, 2007 and September 30, 2006

During the nine months ended September 30, 2007 and September 30, 2006, we had revenues of $ 2,384 and $1,006 respectively, from our selling surgical instruments in the United States. The costs of revenue were $1,355 and $623,which were 57% and 62% of the total revenue, respectively.

For the nine months ended September 30, 2007, research and development expenses were $103,816 as compared to $72,845 for the nine months ended September 30 2006. The increase of $30,971 is due primarily to the pre-clinical trial development of our HIV-PV Vaccine I, and the continuing recruiting of the research and development staff.

For the nine months ended September 30, 2007, general and administrative expenses were $922,570 as compared to $970,104 for the nine months ended September 30, 2006. The decrease of $47,534 is due primarily to decreases in non-cash compensation expense.

For the nine months ended September 30, 2007, selling and distribution expenses were $24,952 as compared to $13,430 for the nine months ended September 30, 2006. The increase of $11,522 is due primarily to increases in shipping and selling expense.

For the nine months ended September 30, 2007, interest and other income was $5,128 as compared to $3,012 for the nine months ended September 30, 2006. The increase of $2,116 was due primarily to increase in cash balance.

Net loss for the nine months ended September 30, 2007, was $1,186,308 as compared to $1,052,984 for the nine months ended September 30, 2006. This increase in net loss was attributable primarily to unrealized loss in trading securities.

However, none of these revenues pertain to our core planned principal operation of developing vaccines. Therefore, we believe a separate analysis of these revenues is not as helpful as an analysis of our liquidity and capital resources.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalent balances, which were $310,249 at September 30, 2007 and $149,613 at December 31, 2006. Also, we had marketable securities valued at $1,669,254 as of September 30, 2007. These marketable securities were classified as trading securities.

Net cash used in operating activities was $948,355 for the nine months ended September 30, 2007 and $623,908 for the nine months ended September 30, 2006. The increase was due primarily to an increase in payments to the contractors for building our laboratory facilities.

Net cash used in investing activities was $1,916,058 for the nine months ended September 30, 2007 and $326,990 for the nine months ended September 30, 2006. This large increase was due to the purchase of marketable securities, fixed assets and construction in process.

Net cash provided by financing activities was $3,029,102 for the nine months ended September 30, 2007 compared to $768,376 for the nine months ended September 30, 2006. This increase was mainly due to proceeds from the issuance of preferred stock in 2007.

To date, our operations have been funded through issuances of our common stock and preferred stock whereby we raised an aggregate $7,266,899 from inception through September 30, 2007.

We estimate the total project costs for Phase One will be approximately $2,100,000 to $2,200,000. As of September 30, 2007, the remaining costs associated with completion of Phase One project will be approximately $400,000 to $500,000, primarily for permanent electrical and steam equipment to be installed. Also, we plan to spend less than $ 1 million to acquire a vaccine production related company in China in the near future. We plan to use our cash in hand to acquire the target, and in the meantime, to raise funds through private placements to increase our cash position. Currently, we have received oral commitments from current board members for further investment in our Company before the end of the first quarter of 2008.

Based on our current operating plan, we believe that we have sufficient cash and cash equivalents to last approximately through September 2008. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond September 2008. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be adversely affected.

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

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, which was adopted on January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets To Be Disposed of, or SFAS No. 121. Our long-lived assets consist of land use right, notes, fixed assets, construction in process, and prepaid consulting fees. We regularly evaluate our long-lived assets, including our intangible assets, for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured using discounted cash flows. In the period ended September 30, 2007, we performed an evaluation of our long-lived assets and noted no impairment.

Research and Development Costs

We account for research and development expense under the guidance of SFAS No.2, Accounting for Research and Development Costs, which was adopted in October 1974. Research and development costs are charged to operations as incurred. Our research and development costs include salaries of research and development personnel and contract service expenses for conducting pre-clinical trial studies.

Registration Payment Arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards Board (FASB) Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 was issued in December, 2006. The Company adopted FSP EITF 00-19-2, effective January 1, 2007. Certain registration payment arrangements were included with a private placement of the Company’s preferred stock in the first quarter of 2007. The Company did not record any liability related to these registration payment arrangements because it determined there is a remote chance that the Company will be required to remit any payments for failing to obtain an effective registration statement.

Recent Accounting Pronouncements

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The Company is currently evaluating the impact this standard will have on its consolidated financial condition, results of operations, cash flows or disclosures.

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

Lease Commitment

As of September 30, 2007, the Company had remaining outstanding commitments with respect to its non-cancelable operating lease for its office in Oak Brook, IL, of which $6,721 is due in 2007 , $27,462 is due in 2008, $28,088 is due in 2009 and $19,004 is due in 2010, and its office in Beijing, PRC (which is leased from Mr. Wenhui Qiao, the Company's director and president), of which $4,793 is due in 2007 and $9,486 is due in 2008.

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, we have obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of September 30, 2007, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

Contractual Obligations

Payments due under contractual obligations at September 30, 2007 mature as follows:

	Payments due by period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years

Lease obligation	96	12	84

Total	$96	$12	$84

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 180,000 shares of unregistered common stock in early October to three accredited investors for a Series A preferred stock dividend. Also, during the quarter, the Company issued 20,000 shares of unregistered common stock to two scientific advisory board members for services.

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

Bio-Bridge Science, Inc.

/s/ Dr. Liang Qiao
By: Dr. Liang Qiao	Dated: November 14, 2007
Chief Executive Officer

EXHIBIT INDEX

3.1(i)*	Certificate of incorporation of the registrant, as currently in effect

3.1(ii)*	Bylaws of the registrant, as currently in effect

3.1(iii)**	Certificate of Designation of Series A Preferred Stock

4.1**	Form of Common Stock Warrant Agreement dated January 2007

4.2**	Registration Rights Agreement dated January 2007

10.1**	Securities Purchase Agreement dated January 2007

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Previously filed with the Securities and Exchange Commission pursuant to Registration Statement No. 333-121786.

** Previously filed as an exhibit to the Registrant's Form 10-KSB for its year ended December 31, 2006.