Form 10KSB
period 2007-12-31
BIO BRIDGE SCIENCE INC
filed 2008-03-31
CIK 1309304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2007

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

Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act from their obligations under those Sections.

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

(Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Issuer's revenues for its most recent fiscal year: $2,979, As of January 22, 2008, 34,357,676 shares of the registrant's common stock and 4,000,000 shares of preferred stock were issued and outstanding, both at par value of $0.001. Aggregate market value of the voting stock held by non-affiliates as of December 31, 2007 was $10,053,056

BIO-BRIDGE SCIENCE, INC.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

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

When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-QSB in our 2007 fiscal year.

As used in this Form 10-KSB, unless the context requires otherwise, we refer to Bio-Bridge Science, Inc. and our wholly owned subsidiaries, including Bio-Bridge Science (Beijing) Co. Ltd., a Wholly-Foreign Owned Enterprise of the People's Republic of China ("Bio-Bridge (Beijing)") and Bio-Bridge Science Corporation, a Cayman Islands corporation as "we," "us," "our," "Bio-Bridge" and "the Company."

PART I

ITEM 1 - BUSINESS

OVERVIEW

We are a development stage company focused on the commercial development of biological products for the prevention and treatment of human infectious diseases. Through our wholly owned subsidiaries, we intend to develop and obtain regulatory approval for commercial sale of the following vaccines: an HIV vaccine (HIV-PV Vaccine I), a vaccine designed to prevent and treat infection by the human immunodeficiency virus, or HIV, an HPV vaccine, a colon cancer therapeutic vaccine and other related potential products. The HIV vaccine and colon cancer vaccine are based on the technology platform co-developed by Dr. Liang Qiao, our chief executive officer and an associate professor at Loyola University Chicago. The technology is owned by Loyola University. In June 2002, Loyola University exclusively licensed this technology to our subsidiary Bio-Bridge Science Corporation with respect to development and sales in the territories of People's Republic of China, Japan and the United States. Pursuant to an agreement with the Beijing Institute of Radiation Medicine, the pre-clinical testing of our first vaccine product candidate, HIV-PV Vaccine I, on laboratory animals in mainland China was completed and the test results were issued in June, 2006 and showed encouraging results. Once we are able to produce vaccine samples in our manufacturing facility in Beijing, China, we plan to apply to China's State Food and Drug Administration (SFDA) for approval to conduct clinical trials of HIV-PV Vaccine I.

Since the process of development, testing and approval can be a long- term process, we plan to acquire profitable vaccine and vaccine production related companies selectively in Asia, mainly in China, to increase our revenues and to increase our product offerings.

In May 2003, the Company acquired a land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of HIV-PV Vaccine I, our HPV vaccine and our colon cancer vaccine. As of December 31, 2005, the Company has received all necessary permits and approvals. The general plans for development include the construction of a laboratory facility (“Phase One”) and construction of an administrative office building (“Phase Two”). The Company estimates the total project costs for Phase One will be approximately $2,100,000 to $2,200,000. At December 31, 2006, Phase One construction and internal decoration was substantially complete at a cost of approximately $1,814,000, and is recorded as construction in progress. At December 31, 2007, $124,017 is due to the contractors of Phase One for the completed construction and internal decoration and is recorded as due to contractors. The Company estimates the remaining costs associated with Phase One will be approximately $400,000 to $500,000, primarily for permanent electrical and related equipment the Company intends to install. At December 31, 2007, the Company had not negotiated any contracts for the purchase of any of the electrical equipment. The Company estimates the purchase and installation of the electrical equipment to be completed by the second quarter of 2008. In addition, the Company estimates the cost of laboratory equipment it will need to purchase will be approximately $800,000 to $1,000,000. At December 31, 2007, the Company had not negotiated any contracts for purchase of any of the laboratory equipment. The Company estimates the purchase and installation of the laboratory equipment to be completed by August, 2008. At December 31, 2007, Phase Two was still in the design stage. The Company estimates total project costs for Phase Two will be approximately $1,000,000. The Company estimates that construction for Phase Two may begin after 2009, but currently the Company has no firm plans for construction of Phase Two.

We have finished the pre-clinical animal testing of HIV-PV Vaccine I through collaboration with Beijing Institute of Radiation Medicine and the testing showed encouraging results. We plan to purchase laboratory equipment and install the equipment in our newly finished manufacturing laboratory in the second half of 2008. After we are able to produce our HIV-PV vaccine samples in our facility, we intend to submit application for approval of clinical trials to Beijing branch of the China State food and Drug Administration (SFDA). After we receive approval, we will conduct Phase I, II and III human clinical trials. If these clinical trials show that our vaccine is safe and effective, we will apply for a new drug approval certificate and approval for sale. We intend to conduct a phase IV clinical study after our vaccine is made available to the market. To date, we have not commenced clinical testing of this vaccine, nor has it been approved by the SFDA or any other regulatory agency. Further, we have generated insignificant revenues to date and, until we receive the necessary approvals from the SFDA or a similar regulatory authority located in Japan or the United States, we will not have significant revenues unless we acquire other vaccine companies with revenues. Also, we are conducting pre-clinical activities for HPV vaccine and colon cancer vaccine.

On November 21, 2005, we entered into an exclusive distribution agreement with Xinhua Surgical Instruments Co. Ltd., located in Shandong, China. Under this agreement, we have been granted exclusive distribution rights for all Xinhua surgical instruments in the United States, which are subject to FDA approval. Our minimum turnover requirement begins in the second year in the amount of $50,000 and increases to $60,000 during the third year and increases 10% annually thereafter. Subject to minimum turnover requirements, our exclusivity rights in the United States will be extended unless we fail to fulfill the minimum turnover requirements. Although we did not reach the minimum sale of $50,000 in 2007,Xinhua has indicated that there will be no penalty for not reaching the minimum sale requirement for 2007 and the Company can will maintain the exclusive distribution right in 2008. On December 6, 2005, we received confirmation from the FDA of our registration as a medical device establishment, which enables us to perform initial distributor and repackager operations. This confirmation is not FDA approval of any product or any of our activities. It is neither a license, nor a certification. We began marketing Xinhua surgical instruments that meet the criteria for class I medical devices under FDA rules, which do not require pre-market notification to the FDA.

We have incurred significant losses since inception as a result of research and development, general and administrative expenses in support of our operations. We expect to continue to incur substantial losses over at least the next few years as we complete our pre-clinical trials, apply for regulatory approvals of clinical trials, construct our phase II laboratory and biomanufacturing facility and continue development of our technology. Although we plan to acquire profitable vaccine producing or vaccine production-related companies in China in the near future, we cannot guarantee that we will successfully complete acquisitions or that these acquisitions will bring us positive net incomes and cash flows on a consolidated basis. Therefore, we will still need to raise additional capital during the next twelve months to meet our operating expenses. See "Plan of Operations."

HISTORY, REORGANIZATIONS AND CORPORATE STRUCTURE OF THE COMPANY

We were incorporated in Delaware on October 26, 2004 as a holding company for the shares of Bio-Bridge Science Corp, a pre-existing vaccine development company. On November 4, 2004, we initiated exchange offers to the shareholders of Bio- Bridge Science Corp. By November 12, 2004, 100% of the shareholders of Bio-Bridge Science Corp. had tendered their shares. Effective December 1, 2004, we issued 29,971,590 shares of our common stock to the shareholders of Bio-Bridge Science Corp. pursuant to the Agreement for the Exchange of Shares dated as of November 4, 2004 ("Exchange Agreement") by and among us, Bio-Bridge Science Corp. and the shareholders of record of Bio-Bridge Science Corp. As a result of this exchange reorganization, effective December 1, 2004, we became the sole shareholder of Bio-Bridge Science Corp., and it became our wholly owned subsidiary. The Bio-Bridge Science Corp. shareholders acquired control of our company pursuant to the Exchange Agreement, resulting in Dr. Liang Qiao's ownership of 13,750,000 shares or approximately 40% of our company. The directors and members of management of Bio-Bridge Science Corp. are the same directors and management of Bio-Bridge Science, Inc. There was no change in corporate structure before and after the incorporation of Bio-Bridge Science, Inc. The acquisition was accounted for as a reverse merger (recapitalization) with Bio-Bridge Science Corp. deemed to be the accounting acquirer, and Bio-Bridge Science, Inc. deemed to be the legal acquirer. Accordingly, the historical financial information presented herein is that of Bio-Bridge Science Corp. as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value. The historical basis of assets, liabilities and retained earnings of Bio-Bridge Science Corp., the accounting acquirer was carried forward after the acquisition.

Bio-Bridge Science Corp. was incorporated in the Cayman Islands on February 11, 2002 to complete development of, and commercialize, HIV-PV Vaccine I, a vaccine designed to prevent and treat infection and disease caused by HIV, the virus that causes AIDS. At the time of the exchange, Bio-Bridge Science Corp.'s directors included Dr. Liang Qiao, Wenhui Qiao, Toshihiro Komoike, Isao Arimoto and Shyh-Jing (Philip) Chiang. Its executive officers consisted of Dr. Liang Qiao, chief executive officer and secretary, Wenhui Qiao, president, Chuen Huei (Kevin) Lee, chief financial officer, Isao Arimoto, vice president, and Toshihiro Komoike, vice president.

Bio-Bridge Science Corp. holds a 100% interest in Bio-Bridge Science (Beijing) Corp. Ltd., a Wholly-Foreign Owned Enterprise of the People's Republic of China, which was established on May 20, 2002. Bio-Bridge Science (Beijing) was issued an operating license for 25 years on May 20, 2002. This license can be renewed for an additional 25 years after payment of a registration fee. This 25-year limitation currently applies to all commercial enterprises in the People's Republic of China. Bio-Bridge Science Corp., through its wholly owned subsidiary in Beijing, China, is currently engaged in the development and commercialization of HIV-PV Vaccine I, HPV vaccine, and colon cancer vaccine, in China. Bio-Bridge Science (Beijing)'s executive officer is Wenhui Qiao, general manager. Its directors include Wenhui Qiao, chairman, Dr. Liang Qiao, vice chairman, Mingjin Yu, Isao Arimoto and Shyh- Jing (Philip) Chiang.

On April 12, 2004, Bio-Bridge Science Corp. acquired 100% of the outstanding shares, of Aegir Ventures, Inc., a public reporting company, for a purchase price of $40,000. On November 26, 2004, Bio-Bridge Science Corp. sold all the issued and outstanding capital stock of Aegir Ventures, to Nakagawa Corporation, a Japanese corporation, in exchange for a $40,000 promissory note. The promissory note was due November 26, 2007. In November 2007, the Company determined that the loan was impaired, and accordingly, wrote off the note receivable of $40,000 as bad debt expense in 2007.

PRODUCTS IN DEVELOPMENT

Our major products under development are vaccines against HIV, cervical cancer and colon cancer.

VACCINE

Most vaccines are preventive, and as a result, they are particularly suited to address epidemics, including the HIV/AIDS. Some vaccines can be used to treat diseases, and they are called therapeutic vaccines.

Vaccines prevent infection by activating the immune system to fight against infectious pathogens. The immune system's initial response to a pathogen such as a virus includes the production of antibodies, which is one of the immune responses known to prevent viral infection. The antibodies bind to a specific part of the virus and prevent it from entering the cells. This specific structure, called an antigen, is often a protein on the viral surface. If a virus cannot enter a cell, it is unable to multiply and dies in the host. This protection against infection is called neutralization.

Another vaccine strategy is required to activate the immune system's cytotoxic T-cells, which are white blood cells that search for and eliminate virus-infected cells or tumor cells. Viruses replicate by subverting the metabolism of the infected cell to make more virus. Once this process is completed, a new crop of viruses leave the cell, often killing it in the process, and infect new cells. Except in transit between cells, viruses which work inside the cell are safe from any antibodies. But early in the process, infected cells display fragments of the viral proteins in their surface molecules. Cytotoxic T-cells recognize these fragments and bind to the infected cell and often will be able to destroy it before it can release a new crop of viruses. Similarly, tumor cells display fragments of tumor-specific or associated antigens in their surface molecules and specific cytotoxic T cells can recognize these antigens and subsequently kill the tumor cells. Most cytotoxic T-cells will die after they have eliminated the infected cells or tumor cells, but some will become memory cells, or long-lived cells ready to respond to a later exposure to the pathogen.

OUR TECHNOLOGY

Bio-Bridge Science’s products are based on the unique papillomavirus pseudovirus technology co-developed by Dr. Liang Qiao, our chief executive officer. Papillomavirus are sexually transmitted viruses and their major structural protein can spontaneously assemble into virus-like particles. These particles can package unrelated genes encoding proteins of interest to form papillomavirus pseudovirus. Papillomavirus pseudoviruses are benign viruses, or vectors, that deliver the genes of interest to cells in mucosal and systemic lymphoid tissues via oral route. The infected antigen presenting cells then produce antigens that can then activate cytotoxic T-cells. Antigens on the surface of pseudoviruses and the antigens produced by the pseudoviruses can be recognized by B cells that develop into antibody-producing cells. Thus, oral administration of the pseudoviruses can induce antibodies and cytotoxic T-cells in mucosa and peripheral blood, i.e., mucosal and systemic immunity to prevent and to treat diseases. We plan to use this technology to develop vaccines against HIV and colon cancer.

GOVERNMENT REGULATION IN CHINA, JAPAN AND THE UNITED STATES

Our vaccine candidates must receive regulatory approval before it can be marketed. The regulatory requirements involve stringent standards that may vary among different countries. In general, before a drug can qualify for marketing approval, a registration application must be submitted to a regulatory authority for review and evaluation. The registration application principally contains detailed information about the safety and efficacy of a new medication. It also provides details about the manufacturing process, the proposed production facility and information to be provided to health care providers or patients. The registration process can last from several months to several years and depends, among other things, on the laws and regulations of the country in which the review takes place, the nature of the medication under review, the quality of the submitted data, and the efficiency of the review procedure. The process of developing a drug from discovery through testing, registration and initial product launch typically takes 10 to 15 years and, according to recent research by the Tufts Center for Drug Development, exceeds U.S. $800 million in general. There are three phases to clinical testing of unapproved drug candidates in humans:

o Phase I involves the first trial of a new drug candidate in humans. The focus at this phase is an assessment of clinical safety, tolerability, and metabolic and pharmacologic properties. Testing generally is performed in a small number of human volunteers;

o Phase II trials are controlled clinical studies that test the safety and efficacy of the drug candidates in several hundred patients with the targeted disease. The goals of this phase include determining the appropriate doses for further testing and identifying common side effects and risks that may be associated with the drug;

o Phase III trials establish safety and effectiveness for regulatory approval for indicated uses and to evaluate overall benefit-risk relationship. These studies usually involve from several hundred up to several thousand people. The results of these clinical trials are then submitted to appropriate regulatory authorities with the objective of obtaining approval to market the drug; and

o Phase IV trials may be conducted after approval and commercial launch to further evaluate the safety and efficacy of the products or to investigate potential new applications.

A. HIV VACCINE

HIV is the virus that causes Acquired Immunodeficiency Syndrome, or AIDS, a lethal disease characterized by the gradual deterioration of the human immune system. HIV is transmitted by three predominant means: sexual contact; exposure to blood from an infected person, such as sharing needles in drug use; and transmission from infected mothers to their newborns. Although the disease is manifested in many ways, the problem common to all patients is the destruction of essential immune cells known as T lymphocytes, or T cells. Destruction of these T cells by HIV makes the body particularly vulnerable to infections and cancers that typify AIDS and ultimately cause death. Blocking HIV infection is the most important step in preventing AIDS.

HIV is transmitted sexually or directly into the bloodstream. The mucosal surface is one of the most important portals for HIV transmission. The mucosal surface is the membranous tissue that covers surfaces or lines a tube or cavity of the body and serves to enclose and protect parts of the body from the exterior environment. Mucosal surfaces include the mouth, intestinal and vaginal cavity. The tissue in intestinal mucosa contains many immune cells that are usually infected with HIV-1 in patients with AIDS. In the course of an AIDS infection, the intestine is the earliest target for viral infection and loss of immune cells. Some candidate vaccines that induced relatively strong systemic immune responses in connection with virus transmitted directly into the bloodstream have failed to provide adequate protection in non-human primate models. Therefore, there is reason to believe that mucosal immunity will be essential for designing an effective AIDS vaccine. Accordingly, we believe that it is important for the ideal HIV vaccines to induce not only systemic but also mucosal HIV-specific immune response to prevent the entry of HIV into the mucosa, to inhibit HIV replication, and to clear HIV during and after transmission. We believe that stimulating mucosal immune responses, including neutralizing antibodies and cytotoxic T cells, will be essential in the development of an effective AIDS vaccine.

Several neutralizing antibodies isolated from HIV-infected individuals can globally neutralize diverse subtypes of HIV. Administration of the neutralizing antibodies in HIV patients resulted in reductions in amount of viruses present in a given volume of blood. Thus, eliciting broadly neutralizing antibodies is a major goal in HIV vaccine development. Neutralizing antibody-based HIV vaccine can induce neutralizing antibodies, which block the viral entry into target cells. Virus specific cytotoxic T-cells have been detected in HIV-infected individuals. These cytotoxic T-cells have been found to control viral replication, resulting in slower progression of the AIDS disease. Cytotoxic T-cells-based HIV vaccine can induce HIV specific cytotoxic T-cells that eliminate HIV infected cells and control viral replication.

We developed an HIV vaccine using our technology platform, papillomavirus pseudovirus. Our papillomavirus pseudovirus technology is designed to administer viral peptides, or fragments of viral proteins, or gene of interest, to induce an immune response. Three regions of the major structural protein of bovine papillomavirus can be replaced by unrelated viral peptides to generate chimeric virus-like particles, or particles that consist of parts from two or more proteins of diverse origins. We have introduced HIV gp41 fragments on bovine papillomavirus chimeric virus-like particles. HIV gp41 is one of two proteins located on the surface of HIV that facilitates the fusion of the viral membrane with the cellular membrane. If gp41 is bound by neutralizing antibodies, then viral membrane fusion may be blocked and HIV may be prevented from entering and infecting cells. Furthermore, we use the gp41-papillomavirus chimeric virus-like particles presenting HIV-1 gp41 fragments to package a plasmid encoding HIV-1 Gag. This vaccine is designed to be given orally and induce both mucosal and systemic HIV-1- neutralizing antibodies and cytotoxic T-cells to treat and prevent HIV-1 infection.

OVERVIEW OF NEED FOR HIV VACCINE IN CHINA, JAPAN AND THE UNITED STATES

CHINA

In January 2006, the Chinese government along with WHO and UNAIDS jointly estimated that 650,000 people were living with HIV in China, including about 75,000 AIDS patients. During 2005 there were approximately 70,000 new HIV infections and 25,000 AIDS deaths. These numbers have to be considered in the context of China's extremely large population which is estimated at around 1.3 billion.

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

The Chinese government has acted to curb the HIV/AIDS epidemic, by prioritizing AIDS drug approval and establishing a policy, referred to as the Fast Track policy, to expedite the drug approval process. In 2001, the PRC Ministry of Health, the lead government agency responsible for addressing the HIV/AIDS epidemic, formed a Center for Disease Control and Prevention, adopted a five-year action plan, and increased government spending at the national and provincial levels. The funding for safety of national blood banks has been increased through a RMB 1.5 billion (about $181 million) government bond issue. As a comparison, from 1990 to 1995, annual spending by the central government on HIV/AIDS was estimated to be around US$500,000 per year and increased to approximately $1.8 million per year from 1996 to 2000. In 2003, the central government spent RMB 390 million (US$48.75 million) and increased to RMB 800 million (US$100 million) in 2005 according to a report issued jointly by Ministry of Health, PRC, Joint United Nations Program on HIV/AIDS, and World Health Organization. To date, we have not received any funding commitments from the Chinese government, nor have we applied for any government funding. However, we may apply for government funding in the future.

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

JAPAN

Levels of AIDS, HIV and other sexually transmitted diseases, particularly among middle school children and teenagers have skyrocketed in Japan. The Japan Family Planning Association, a group affiliated with International Planned Parenthood Federation, began distributing condoms in 1982. Since then the rates of sexually transmitted diseases has steadily climbed.

According to UNAIDS statistics, among Japanese who are sexually active, the rate of condom use is 80%. Even so, the rate of AIDS infections has risen 14%, the same rate that it has been increasing in sub-Saharan Africa, although the total number of Japanese cases is so far comparatively low. The number of people newly diagnosed with HIV and those who developed AIDS in Japan in 2006 reached record highs of 914 and 390, respectively, according data released by the Japanese AIDS Surveillance Committee.

The official estimate of approximately 17,000 people living with AIDS/HIV in Japan in 2005 by UNAIDS. Satoshi Kimura, head of the AIDS Clinical Center at the Tokyo-based International Medical Center, estimates that between 20,000 and 30,000 people in Japan do not know they have the virus. Unless effective preventive action is taken, the number of infected is likely to more than double to 50,000 by the year 2010.

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

In June 2005, Japan pledged to contribute an additional $500 million to the Global Fund, likely to be disbursed over several years. In March 2006, Japan donated $130 million out of that contribution. Japan already has pledged $341 million and contributed $327.7 million to the Global Fund in 2005. Japanese officials in June 2005 announced that the country would provide $5 billion over five years to help African nations fight infectious diseases, such as HIV/AIDS and malaria. The initiative aims to help developing countries achieve U.N. Millennium Development Goal targets and succeeds Japan's Okinawa Infectious Diseases Initiative, which was established in 2000 to fight the spread of diseases worldwide.

UNITED STATES

The UNAIDS 2007 report on the AIDS epidemic reports that infections are on the rise in the U.S. An estimated 1.2 million people are living with HIV in the United States in 2006, an increase from 900,000 in 2001. An estimated 40, 000 people have been infected with HIV each year in the U.S. in the last ten years, but the epidemic is now disproportionately found among African Americans, Hispanic Americans and women. African Americans are just over 13% of the US population (according to the 2005 census), but account for almost half of new HIV cases diagnosed in the 33 states with long-term, confidential name-based HIV reporting.

Hispanics, who comprise 14% of the population in the U.S. and Puerto Rico, account for about 18% of new HIV diagnoses (US Centers for Disease Control and Prevention, 2005a). Among African-Americans and Hispanics, most men with HIV were exposed to the virus during sex with other men (49% and 59%, respectively), while most women with HIV became infected during heterosexual intercourse (78% and 73%, respectively) (US Centers for Disease Control and Prevention, 2005c). African American women are up to a dozen times more likely to be infected with HIV than their white counterparts. AIDS is the leading cause of death among African American women aged 25-34 years and ranks in the top three causes of death for African American men aged 25-54 years (US Centers for Disease Control and Prevention, 2004b). Moreover, African Americans are about half as likely to be receiving antiretroviral treatment, compared with other population groups (Walensky et al., 2005). In 2003, almost twice as many African Americans died of AIDS than did white people (US Centers for Disease Control, 2004a). In the U.S, the challenge of slowing the rate of new HIV infections overlaps with a need to provide diagnosis, treatment and care services more equitably (US Centers for Disease Control and Prevention, 2005b).

The great majority of people living with HIV in high-income countries, including the U.S., in need of antiretroviral therapy have access to it, so they are staying healthy and surviving longer than infected people elsewhere. After the introduction of antiretroviral therapy in 1995 and 1996, AIDS-related deaths fell steeply in the U.S. until the late 1990s and then continued to decline more gradually—from 19,005 reported AIDS deaths in 1998 to 16,371 deaths in 2002. However, the rate of death due to AIDS among African Americans was over twice as high as that among whites in 2002. African Americans now have the poorest survival rates among people diagnosed with AIDS-probably reflecting late diagnoses, often after the disease has become symptomatic, and inadequate access to quality health care services.

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

In the United States, the annual number of new HIV infections has decreased from a peak of more than 150,000 in the mid-1980s and has stabilized since the late 1990s at approximately 40,000. Populations of minority races and ethnicities are disproportionately affected by the HIV epidemic. To reduce further the incidence of HIV, CDC (US Centers for Disease Control and Prevention) announced the Advancing HIV Prevention (AHP) initiative in 2003. This initiative comprises 4 strategies: making HIV testing a routine part of medical care, implementing new models for diagnosing HIV infections outside medical settings, preventing new infections by working with HIV-infected persons and their partners, and further decreasing prenatal HIV transmission.

DRUG APPORVAL PROCESS IN CHINA, THE UNITED STATES, AND JAPAN

China-The State Food and Drug Administration, or SFDA, in China regulates the drug approval process. The process involves pre-clinical in vitro laboratory and in vivo animal testing for toxicity and pharmacological effects, and submission to the SFDA of an application for approval of clinical studies. The provincial branch of the SFDA conducts an on-site review and sampling process and accepts the application within a maximum of five days from the date of submission. The Medicine Review Center of the SFDA then reviews the technology and may request supplementary information from the applicant. The Medicine Review Center completes its review within at least 100 days and the SFDA then approves the clinical study or disapproves it. After the SFDA approves the application for clinical trials, the applicant then presents the clinical study plan and information concerning participating parties. The applicant may then proceed with human clinical trial Phases I, II and III. Estimated completion times for each phase includes six months for Phase I, 12 months for Phase II and 12 to 18 months for Phase III (for therapeutic vaccines), and longer time for preventive vaccines. The next step is to apply to the SFDA for new drug certificates and approval for production and sale. This step of the process takes approximately three months. The Fast Track policy allows qualified applicants to enter the drug approval process immediately without waiting in line for application. Thousands of new drugs ordinarily wait in line for approval each year in China. We estimate that the total drug approval process in China may take at least three years for the therapeutic HIV-PV Vaccine I and five to seven years for the preventive HIV-PV Vaccine I.

We plan to submit our application for approval of clinical study to the SFDA at the end of 2008 if our laboratory facility meets the GMP standards and the equipment has been installed. However, any delay in completion of the installation of our laboratory equipment and compliance with GMP standards of our facility would change the estimated date for submittal of our application for approval of clinical study, and accordingly, increase the amount of time estimated for SFDA approval. Moreover, encouraging results of pre-clinical tests do not necessarily indicate positive results in clinical trials. The SFDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. We estimate the total cost to bring the therapeutic HIV-PV Vaccine I to market in China is US$ 10 million, and we anticipate an additional US$ 6 million will be needed to commercialize the preventive HIV-PV Vaccine I in this market. We also anticipate that it will take about three years to conduct clinical trials for the therapeutic vaccine, and it will take longer, approximately five to seven years, to conduct clinical trials of the preventive HIV-PV Vaccine I and test efficacy and safety of the drug in humans. We focus on the commercialization of our vaccine candidates in China first because the estimated cost of bringing the vaccine to market is lower in China than those in the United States or Japan.

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

o safety and efficacy assessment during FDA regulatory review, which is usually completed in 10 to 12 months or six months for priority drugs; and

o post-marketing safety surveillance.

The results of the pre-clinical safety assessment together with manufacturing information and analytical data are submitted to the FDA as part of the Investigational New Drug Application, or IND, and are reviewed by the FDA before the commencement of clinical trials. Unless the FDA objects to an IND by placing the study on clinical hold, the IND will become effective 30 days following its receipt by the FDA. If the FDA does place the study on clinical hold, the sponsor must resolve all of the FDA's concerns before the study may proceed. The IND application process may become extremely costly and substantially delay the development of products.

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

The FDA permits accelerated approval of biological products that are intended to reduce or prevent serious or life-threatening conditions. Under these requirements, new drugs may be approved for use in humans based on evidence of effectiveness derived from appropriate animal studies and any additional supporting data. Products evaluated for effectiveness under these requirements are evaluated for safety under preexisting requirements for establishing the safety of new drug and biological products, including Phase I and Phase II clinical trials. Most drugs to treat HIV have been approved under accelerated approval provisions, with the company required to continue its studies after the drug is on the market. We intend to pursue FDA review of our vaccine candidates under these requirements, which would shorten the approval process. However, under accelerated approval rules, if studies do not confirm the initial results, the FDA can withdraw the approval.

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

We estimate that it will cost approximately $300 million to commercialize our HIV Vaccine (HIV-PV vaccine I) in the United States.

Japan-Japanese regulatory authorities recognize clinical data developed outside of Japan. However, we will face two particular challenges that make the drug approval process sometimes difficult for drugs developed outside of Japan. First, the Japanese regulatory authorities request bridging studies to verify that foreign clinical data are applicable to Japanese patients. Second, Japanese regulatory authorities require the tests to determine appropriate dosages for Japanese patients to be conducted on Japanese patient volunteers. Due to these requirements, delays of two to three years in introducing a drug developed outside of Japan to the Japanese market are possible. In recent years, efforts have been made between the U.S. and Japan and countries in other regions to achieve shorter development and registration times for medicinal products by harmonizing the individual requirements of these three regions. The process is called the International Conference on Harmonization. For the foreseeable future, however, approval must be obtained separately in each market. The Japanese regulatory process for approval of new drugs is similar to the FDA approval process, and the estimated time needed to bring a new drug to market in each step of the process is substantially the same. Japan has a fast track program to accelerate approval of new drugs, but each case is considered differently. Accordingly, we cannot estimate the time needed to commercialize our products in Japan at this time. We anticipate that the cost to bring our HIV vaccine (HIV-PV Vaccine I) to market in Japan will be around US$180 million.
PRE-CLINICAL TESTING

The pre-clinical animal testing of our HIV vaccine (HIV-PV Vaccine I), was completed in China pursuant to agreements with the Beijing Institute of Radiation Medicine. We entered into an agreement with Beijing Institute of Radiation Medicine on May 6, 2004 to conduct the pre-clinical studies of safety and immunogenicity assessment of HIV-PV Vaccine I. These studies include acute toxicity test, chronic toxicity test, immunogenicity and immunological test, safety pharmacology and reproductive toxicity test. The information obtained from toxicity tests is generally useful for determining doses for additional studies, including Phase I clinical trials, providing preliminary identification of target organs of toxicity and, occasionally, revealing delayed toxicity. The term of this agreement is from May 6, 2004 to March 15, 2005, however the parties have agreed to continue the testing pursuant to the agreement. The aggregate amount for the testing is RMB 800,000 or US$96,734, under the terms of the agreement. As of December 31, 2007, we have paid all the aggregate fee of RMB 800,000 or US$96,734. Beijing Institute of Radiation Medicine also conducted biodistribution and integration studies for HIV-PV Vaccine I pursuant to an agreement that we entered into on May 12, 2004. Our aggregate fee for these tests pursuant to the agreement is RMB 200,000, or $24,184. As of December 31, 2007, the remaining commitment was RMB 40,000 or US$5,476. We entered into confidential agreements with Beijing Institute of Radiation Medicine to protect our proprietary interests.

Beijing Institute of Radiation Medicine has submitted us the first part of the study report at the end of January, 2006. The studies showed that the vaccine at low, medium and high doses did not have any side effects on the central nervous system, the cardiovascular system or the respiratory system of the animals. No significant differences on blood cells and serum biochemical parameters between pre and post treatment groups were observed within 14 days after treatment. We received the final complete result report in June 2006. Final results showed no toxicity was observed in the animals orally administered with the HIV vaccine. There is no indication that vaccine DNA integrates into host genome and passes through placenta barrier. The immunogenicity study in monkeys shows that the vaccine induces HIV-1 gp41-specific serum antibodies (IgG) and intestinal and vaginal antibodies (sIgA). The sera, intestinal and vaginal washings neutralize HIV-1 primary isolate in vitro. The vaccine also induces HIV-1 Gag-specific T cells in the vaccinated monkeys. We expect to submit the application for clinical studies to the SFDA at the end of 2008 after we are able to produce sample vaccines in our GMP facility.

THE MARKET FOR OUR HIV VACCINE

According to Datamonitor, the worldwide market for HIV/AIDS drugs is expected to increase from nearly $7.4 billion in 2005 to $12 billion by 2012. Although industrialized countries currently share a disproportion amount on spending related to HIV/AIDS, major international organizations, including United Nations, have and may continue to provide funds to developing countries in order to effectively curb the spread of HIV/AIDS epidemic in these countries. The Global Fund to Fight AIDS, Tuberculosis and Malaria was created in 2002 to increase resources to fight three of the world's most devastating diseases, and to direct those resources to areas of greatest need. Total spending by Global Fund for six proposal rounds was $7.1 billion, and $2.41 billion of which was spent on fighting HIV/AIDS in developing countries.

The Chinese government has increased its resources to fighting HIV/AIDS including treatment to people living with HIV and additional resources for HIV prevention programs targeting vulnerable groups. In 2003, the central government spent $48.75 million on HIV/AIDS, and the amount was increased to $100 million in 2005. The Chinese government planned to spend $499 million (RMB 3.86 billion) from 2005 to 2007 to curb the spread of AIDS/HIV. In June 2005, China has signed new grants with the Global Fund for HIV/AIDS and tuberculosis worth US$ 52 million over the first two years. The total lifetime value of the grants over five years is $120 million.

We anticipate that our initial market for our HIV vaccine will be primarily in China. To our knowledge, currently there is no effective HIV/AIDS vaccine commercially available either in China or other parts of the world. However, we estimate the size of this market to be at least $300 million per annum, based on the current HIV/AIDS population in China and the average cost of HIV/AIDS treatment available in China, which is currently growing at more than 20% per year.

B. COLON CANCER (CEA+) VACCINE

Carcinoembryonic antigen (CEA) is a 180-kDa cell surface glycoprotein extensively expressed in the majority of colon, rectal, stomach, and pancreatic cancers, 70% of non–small cell lung cancers and 50% of breast cancers. Very low amounts of CEA can be expressed in normal adult colonic epithelia. Due to its unique expression pattern, it has been targeted as a tumor-associated antigen to induce CEA-specific antibodies, CD4+ T helper cells, and CD8+ cytotoxic T cells to treat CEA+ tumors.

Our colon cancer vaccine is a Papillomavirus Pseudovirus containing a plasmid encoding CEA that is to be given orally. Basically, we use the same technology platform co-invented by our Chairman and CEO, Dr. Liang Qiao, to make our colon cancer vaccine. We use bovine papillomavirus-like particles to package a plasmid encoding human CEA. Oral immunization in animals induces CEA-specific mucosal and systemic immune responses including intestinal CEA specific cytotoxic T-lymphocyte (CTL) responses. Importantly, this vaccine shows significant anti-tumor activities in a colon cancer model (CEA+Min+ mice).

We plan to start pre-clinical trail in the spring of 2008 and complete it by the end of 2008 or early 2009 and plan to enter phase I clinical trail in 2009. We expect that the clinical trials will take three years to complete.

THE MARKET FOR OUR COLON CANCER VACCINE

Globally, colorectal cancer is the third leading cause of cancer in males and the fourth leading cause of cancer in females. The frequency of colorectal cancer varies around the world. In countries where the people have adopted western diets, the incidence of colorectal cancer is increasing. According to the 2004 data from the National Program of Cancer Statistics (USCS), colon cancer was the fourth leading cancer-related death in the United States, and incidence was 149.5 per 100,000 population.

In China, the incidence is around 130,000-150,000 per year, and the mortality is around 60,000-90,000 per year according to the data released by the Chinese government. Most of the incidence occurred in middle to big cities, and the rate is increasing. We estimate that the potential market for our colon cancer vaccine candidate in China will be approximately $80 million per annum.

C. HPV (CERVICAL CANCER) VACCINE

Over 30 different types of HPV can be sexually transmitted and infect the genitals of both men and women. Cauliflower-like warts are the most commonly experienced consequence of infection with HPV. In most cases, the immune system clears the infection naturally, but in a small number of cases, and usually over many years, HPV can cause changes in the cells of the cervix, anus and rectum which can lead to cancer. Two types of HPV – types 16 and 18 - are considered particularly high-risk for the development of cancer and are present in about 70% of all cases of cervical cancer. Before cancer develops, precancerous lesions called cervical intraepithelial neoplasia (usually CIN for short) occur. The equivalent disease process for anal cancer begins with high-risk HPV infection and progresses through the three grades of precancerous lesions, known as anal intraepithelial neoplasia (AIN 1-3).

Our HPV vaccine candidate is an oral vaccine that will be used to prevent HPV types 16, 18, 31, 45, and 58 infection (cover >90% of HPV causing cervical cancer). Above all, more Chinese women are infected by HPV type 58 than women at western countries. Therefore, we believe that our HPV vaccine candidate will prevent more infections than the current two HPV vaccines in the market if successfully approved to market.

PRE-CLINICAL TESTING OF HPV VACCINE

We plan to develop a second generation of HPV vaccine with low cost of production and broader coverage. In early 2007, we entered into a cooperative agreement with the Institute of Basic Medical Sciences at the Chinese Academy of Medical Sciences, a leading medical research institute in China. We were granted the preferential right to develop the vaccine and enjoy a 60% interest in the project. The projected completion of construction of the vaccine will be by the end of 2008 and we plan to start the preclinical trials by then.

THE MARKET FOR OUR HPV VACCINE

Datamonitor sees a huge commercial opportunity in HPV vaccines, with annual sales of $1.4 billion, in teenage girls for the seven major markets by 2016 and a cumulative catch-up opportunity in women aged 13-26 that could add up to over $17 billion by 2016. According to the WHO report in 2003, 2.27 million women were affected by cervical cancer, and around 500,000 new cases were reported each year. The mortality rate is around 250,000 each year, and cervical cancer is the second leading cause of women cancer-related deaths. The increase rate of cervical cancer is about 2-3% each year, and the developing countries account of 80% of the incidence. China alone has accounted for one-third of the incidence and deaths of cervical cancer worldwide. We expect China to be a big potential market for our HPV vaccine if we are able to receive the related approvals from the SFDA. We estimate the annual market size for our HPV vaccine candidate will be around $120 million in China.

INTELLECTUAL PROPERTY

In April 2002, our wholly owned subsidiary, Bio-Bridge Science Corporation, entered into an agreement with Loyola University Chicago for an exclusive license of our core technology related to papillomavirus pseudovirions as a genetic vector and vaccine. The license is royalty-bearing, covers the countries of the U.S., Japan and PRC, and includes the right to grant sublicenses. This exclusive license gives us rights to all uses in all fields under the papillomavirus technology. The term of this license is perpetual or for the maximum period of time permitted by law, unless terminated pursuant to the terms of the license. We may terminate the license upon no earlier than 45 days and no later than 30 days notice to Loyola University. Loyola University of Chicago may terminate this agreement only if five years after U.S., Japanese and Chinese governments have granted permission for its use as a drug, Bio-Bridge has made no effort to market the product.

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

Under the license agreement with Loyola we have the right to file patent applications and the right to initiate and control any actions concerning any claims of infringement. Dr. Liang Qiao had applied for patents related to the papillomavirus technology in China, Japan and the U.S. The patent was granted in China on July 16, 2003 under patent publication number CN 133338A for a term of 20 years. The U.S. Patent and Trademark Office ( PTO) issued the patent for papilloma pseudovirus and preparation on April 12, 2005 under patent number 6,878,541 B2. U.S. patents generally have a term of 20 years from the date of filing. This patent is due to expire in 2022. In the biotechnology industry, it often takes several years from the date of filing of a patent application to the date of a patent issuance, often resulting in a shortened period of patent protection, which may adversely affect our ability to exclude competitors from our markets. The patent application in Japan is pending. On February 17, 2005, we filed a continuation application of the U.S. patent for broader protection of the technology than the issued patent. Under the license agreement, Loyola owns the patents related to the papillomavirus technology. During 2006, all the claims in the second application were issued by the U.S. PTO. The second patent number is 7,205,126.

This license was followed by a second exclusive license agreement for the same technology platform between our wholly owned subsidiary Bio-Bridge Science Corporation and Bio-Bridge Science (Beijing), effective as of June, 2002. This sublicense covers the territory of mainland China and expires in June 2012. Under the terms of the sublicense, Bio-Bridge (Beijing) may use the technology at no charge and has the right to file patent applications and enforce its right to the technology.

LABORATORY/LAND USE

On May 28, 2003, we entered into a land use agreement with Beijing Airport High-Tech Park Co. Ltd, or BTA, regarding the use of the 2.8 acres of land, on which we are currently building our research laboratory to conduct the clinical trial of our HIV vaccine. This agreement expires in 2053. Under Chinese law, there is no private ownership of land, and accordingly, we do not own this land. Land use rights can be purchased and sold under Chinese law.

Under current Chinese law, our land use right may be extended for an additional 50 years for a one-time fee of approximately $78,780. We have paid the entire land use price to BTA pursuant to the agreement. To date, the construction of the major body of the facility has been completed. Once the equipment is installed, we expect that the lab will meet the GMP standard and will be eligible to conduct the clinical trial under the current China SFDA rules. The facility will have 53,753 square feet of usable space.

COMPETITION

To our knowledge, currently there is no effective HIV vaccine commercially available to patients in the world. We are currently focused on the commercial development of an HIV vaccine. The pharmaceutical industry in which we participate is highly competitive. We face intense competition from a number of companies in the pharmaceutical industry, including Chiron Corp (now acquired by Novartis), Merck & Co., Inc., Aventis Pasteur, etc. These companies are conducting or have completed Phase I or Phase II clinical trials of HIV vaccines. In addition, several of these companies and others are developing new drug therapies and other treatments that may mitigate the impact of the disease. In February 2004, Vaxgen announced that it failed the AIDS phase III clinical trial. Also, in September of 2007, Merck announced that its V520 vaccine had failed to prevent infection or to reduce the amount of the virus in the bloodstream.

There are currently two available HPV vaccines in the market- Merck’s Gardasil and GlaxoSmithKline’s Cervarix. Merck’s Gardasil was approved in 2006 in several countries. Gardasil is a quadrivalent, recombinant vaccine designed to reduce infection due to HPV types 6, 11, 16 and 18 and trials have already shown it to be effective for girls and women aged 9 to 26 years in the prevention of cervical cancer, precancerous or dysplastic lesions, and genital warts. In 2007, GlaxoSmithKline won approval from the European Commission for its cervical cancer vaccine, Cervarix, and it was cleared for sale in 27 countries and will compete with Gardasil. Cervarix has not been approved to sell in the United States and is still waiting for FDA approval. Cervarix is aimed to reduce infections due to HPV strains 16 and 18. The biggest difference between the two vaccines is that Cervarix is specifically designed to target two types of the virus, types 16 and 18, while Gardasil targets four types, two of which induce cancer and the other two induce genital wards.

Our HPV vaccine candidate is an oral vaccine that will be used to prevent HPV types 16, 18, 31, 45, and 58 infection (cover >90% of HPV causing cervical cancer). Above all, more Chinese women are infected by HPV type 58 than women at western countries. Therefore, our vaccine will prevent more HPV infections. Although Gardasil and Cervarix are approved in some countries to sell, they have not been approved in China yet. Also, our vaccine price and production cost will be lower than our international competitors’, thus, we believe our HPV vaccine will be very competitive if we succeed in commercializing it.

To our knowledge, currently there is no effective colon cancer vaccine commercially available in the market worldwide. We have some competitors in this field, such as Sanofi Pasteur’s ALVAC, Antigenics’s Oncophage, and Sinofi Aventis/Oxford Biomedica’s Trovax. Of these, Trovax is in phase III clinical trial.

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

SCIENTIFIC ADVISORY BOARD

Our Scientific Advisory Board provides specific expertise in areas of research and development relevant to our business and meets with our management personnel from time to time to discuss our present and long-term research and development activities. Scientific Advisory Board members include:

o Gregory T. Spear, PhD, Professor, Department of Immunology and Microbiology, Rush University. Dr. Spear is a well known expert in the areas of HIV infection and its interactions with the immune system.

o Katherine L. Knight, PhD, Professor and Chairperson, Department of Microbiology and Immunology, Stritch School of Medicine, Loyola University Chicago. Dr. Knight is a well known expert in immunology.

EMPLOYEES

We currently have 25 employees, including four in clinical study preparatory work, six in research and development, seven are management/administration staff, one for regulatory affairs, one for public relations, four on our manufacturing and general affairs staff and two on our sales team.

RISK FACTORS

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT OF $7,102,032 AS OF DECEMBER 31, 2007, AND WE MAY NEVER ACHIEVE PROFITABILITY.

We have yet to establish any history of profitable operations. We are a development stage company and have had insignificant revenues since our inception in February 2002. We have incurred net losses of $1,600,792 in 2007, $1,323,894 in 2006, and $5,491,712 since inception. These losses have resulted principally from research and development and general and administrative expenses. To date, we have engaged primarily in research, development and pre-clinical activities. We anticipate that we will continue to incur substantial operating losses based on projected research and development and other operating costs for an indefinite period of time due to the significant costs associated with the development of our products. Our profitability will require the successful development and commercialization of our HIV-PV Vaccine I, HPV vaccine, colon cancer vaccine and other product candidates. We may not be able to successfully develop and commercialize our vaccine candidates and generate enough revenue to achieve profitability.

WE STILL NEED TO RAISE MORE FUNDS FOR OUR DEVELOPMENT PLANS. IF WE ARE UNABLE TO RAISE MORE FUNDS, OUR DEVELOPMENT PLANS MAY BE POSTPONED OR CURTAILED.

We must raise money to fund the cost of developing, testing and obtaining regulatory approval of our HIV-PV Vaccine I and other vaccine product candidates. To date, we have funded our operations through equity offerings whereby we raised an aggregate of $7,266,900 as of December 31, 2007. We will continue to raise money through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

Until we are able to commercialize and sell our products, we will need to secure funding of our capital needs. We may still need more capital to fully implement our business, operating and development plans. However, additional funding may not be available on favorable terms to us, or at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing shareholders. If we raise money through debt financing or bank loans, we may be required to secure the financing with all or part of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. If we fail to raise sufficient funds, we would have to curtail or cease operations.

AS A COMPANY IN THE EARLY STAGE OF DEVELOPMENT WITH AN UNPROVEN BUSINESS STRATEGY, OUR LIMITED HISTORY OF OPERATIONS MAKES EVALUATION OF OUR BUSINESS AND FUTURE PROSPECTS DIFFICULT.

We have had a limited operating history and are at an early stage of development. Since our formation in February 2002, we have not yet demonstrated any ability to commercialize our vaccine candidates. As a result, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

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

We control through a license with Loyola University of Chicago through an issued patent. However, the patent on which we rely may be challenged and invalidated. The patent that we have licensed from Loyola covering our technology was issued by the U.S. Patent and Trademark Office on April 12, 2005 and has a term of 20 years from the date of filing. This patent will not expire until 2022. We filed a continuation application of this issued patent with the Patent and Trademark Office to seek broader protection on our technology than the protection provided by the original patent, and the claims were all allowed. The patent in China was issued by the State Intellectual Property Office in July 2003 and the patent number is ZL 01 1 18003. The patent numbers in United States were US 6,878,541(issued in April 2005) and US 7,205,126 ( issued in April 2007).

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

IF WE ARE UNABLE TO COMMERCIALIZE OUR VACCINE CANDIDATES, WE MAY BE UNABLE TO CONTINUE OPERATIONS.

Although we have other vaccine candidates, HIV-PV Vaccine I is our first product candidate. We do not know whether the HIV-PV Vaccine I will be effective in preventing or treating HIV infection. Although our research and pre-clinical trial have indicated that the HIV-PV Vaccine I technology contains a pseudovirus that induces both mucosal and systemic neutralizing antibodies and cytotoxic T-cell responses that may be used to prevent and treat HIV infection, other elements may be necessary to develop an effective vaccine. Also, we do not know other vaccine candidates, such as HPV vaccine, colon cancer vaccine, will be effective or not. Our success will depend primarily on the success of our vaccine candidates. In particular, we must be able to:

o complete pre-clinical trials on laboratory animals and obtain regulatory approvals to proceed with clinical trials of vaccine candidates;

o establish the safety, purity, potency and efficacy of vaccine candidates in humans;

o obtain regulatory approvals for our vaccine candidates; and

o successfully commercialize vaccine candidates.

WE MAY NOT BE ABLE TO OBTAIN REGULATORY APPROVAL TO MARKET OUR PRODUCTS IN CHINA, THE UNITED STATES OR JAPAN ON A TIMELY BASIS, OR AT ALL, TO COMMERCIALIZE OUR VACCINE CANDIDATES.

Clinical testing is a long, expensive and uncertain process. If the Chinese government approves our application for clinical testing, we cannot assure you that the data collected from our clinical trials will be sufficient to support approval of HIV-PV Vaccine I or other vaccine candidates by the SFDA or regulatory authorities in Japan and the United States, that the clinical trials will be completed on schedule or, even if the clinical trials are successfully completed and on schedule, that the SFDA or other regulatory authorities in the United States or Japan will ultimately approve HIV-PV Vaccine I or other vaccines for commercial sale.

To gain SFDA regulatory approval for the sale of HIV PV Vaccine I or other vaccine candidates in China, we believe, based on the SFDA's Fast Track policy that we will need to complete the following five steps:

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

We estimate that the total drug approval process in China may take over three years for therapeutic vaccine and over five to seven years for preventative vaccine for HIV PV Vaccine I. Also, we expect it would take over three years for HPV vaccine and colon cancer vaccine to finish the approval process. However, the SFDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed due to changes in government regulation, future legislation or administrative action or changes in SFDA policy that occur prior to or during our regulatory review. Delays or failure to obtain regulatory approvals may:

o delay or prevent commercialization of, and our ability to derive product revenues from, our product candidates;

o impose significant costs on us to comply with such laws and regulations; and

o diminish any competitive advantage the we may otherwise have.

In the United States and Japan, we must receive approval from the appropriate regulatory authorities before we can commercialize our vaccine candidates. We anticipate that the regulatory approval to market our vaccine candidates in the United States and Japan will vary and may differ from that required by the SFDA. We may incur significant costs to comply with government regulations in the future, and such regulations may have a material adverse effect on us.

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

THE RESULTS OF OUR CLINICAL TRIALS MAY NOT SUPPORT OUR VACCINE CANDIDATE CLAIMS.

Even if our clinical trials are commenced and completed as planned, their results may not support our vaccine candidate claims. Success in pre-clinical testing and early phases of clinical trials does not ensure that later phases of clinical trials will be successful, and the results of later phases of clinical trials may not replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our vaccine candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a vaccine candidate and may delay or prevent development of other vaccine candidates.

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

In May 2003, we purchased a right to use for 50 years land located in the Shunyi District of Beijing, China for the purpose of building and operating a laboratory and manufacturing facility in China. To date, we have completed the construction of the laboratory and manufacturing facility. However, if:

o we are unable to raise the necessary funding for purchasing equipments; or

o approval of the facility in compliance with GMP requirements is not obtained.

we will be unable to proceed to produce our vaccine candidates. Even if we successfully purchase the laboratory equipment and install in the manufacturing facility, the facility may not pass domestic or foreign regulatory approvals or be able to manufacture our vaccine candidates in commercial quantities, or at all, or we may not be able to manufacture our vaccine candidates on a cost-effective basis.

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

WE CURRENTLY HAVE NO MANUFACTURING FACILITY AND NO MANUFACTURING EXPERIENCE.

Our Beijing manufacturing facility is not complete and we have no manufacturing experience. Pre-clinical study of the vaccine on laboratory animals is being conducted through the collaboration between us and Loyola University of Chicago and Beijing Institute of Radiation Medicine, respectively. We have completed most of our manufacturing facility in China to produce HIV-PV Vaccine I for clinical trials and on a commercial scale, and are in the process of purchasing equipment to allow us to manufacture our vaccine samples. However, we may not have adequate manufacturing capacity to produce HIV-PV Vaccine I on a commercial scale. Our lack of manufacturing experience could delay commercialization of our vaccine candidates, entail higher costs and result in our being unable to effectively sell our products.

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

The goal of developing an HIV vaccine, HPV vaccine and colon cancer vaccine is an area of interest to competitors, and several companies with substantially greater financial, personnel and research and development resources than ours have announced that they are trying to develop vaccine in our area and are planning, conducting or have completed some stages of clinical trials. Although our research has indicated that HIV-PV Vaccine I contains a pseudovirus that induces both mucosal and systemic neutralizing antibodies and cytotoxic T-cells that may be used to prevent and treat HIV infection, other elements may be necessary to develop an effective vaccine, and several of our competitors are working to develop vaccines that affect the immune system differently. In addition, several of these companies are working to develop new drug cocktails and other treatments that may mitigate the impact of the disease. Even if we commence and complete our clinical trials, obtain SFDA and other required regulatory approvals and commercialize HIV-PV Vaccine I, our competitors may develop vaccines or treatments that are as or more effective, or less complex or less expensive to produce, than HIV-PV Vaccine I. Also, Merck’s Gradasil and GSK’s Cervarix have been approved in some countries to prevent cervical cancer, and this may increase our difficulty to market our HPV vaccine if approved since these competitors have first mover advantage.

ADVERSE PUBLICITY REGARDING THE SAFETY OR SIDE EFFECTS OF OUR VACCINES COULD HARM OUR BUSINESS AND CAUSE OUR STOCK PRICE TO FALL.

There may be potential side effects or safety concerns in connection with clinical trials of vaccine candidates. If our studies or other researchers' studies were to raise or substantiate concerns over the safety or side effects of our vaccine candidates or vaccine development efforts generally, our reputation and public support for our future clinical trials could be harmed, which would harm our business and could cause our stock price to fall.

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

WE MAY BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS AND INCUR SUBSTANTIAL LIABILITIES, WHICH COULD REDUCE DEMAND FOR HIV-PV VACCINE I OR LIMIT COMMERCIALIZATION OF OUR VACCINE CANDIDATES.

We will face an inherent risk of exposure to product liability suits in connection with vaccine candidates, vaccines to be tested in human clinical trials and products that may be sold commercially. We may become subject to a product liability suit if our vaccine candidates cause injury, or if vaccinated individuals subsequently become infected with HIV or cancers. We currently do not carry clinical trial insurance or product liability insurance. Although we intend to obtain clinical trial insurance prior to commencement of any clinical trials, we may not be able to obtain insurance at a reasonable cost, if at all. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a vaccine, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues.

POLITICAL OR SOCIAL FACTORS MAY DELAY OR REDUCE REVENUES BY DELAYING OR IMPAIRING OUR ABILITY TO MARKET OUR VACCINES.

Products developed for use in addressing the HIV/AIDS epidemic, cervical cancer or colon cancer have been, and will continue to be, subject to competing and changing political and social pressures. The political and social response to the HIV/AIDS epidemic, cervical cancer, and colon cancer have been highly charged and unpredictable. Political or social pressures may delay or cause resistance to bringing our product to market or limit pricing of our product.

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

WE MAY RAISE ADDITIONAL CAPITAL THROUGH A SECURITIES OFFERING THAT WOULD DILUTE YOUR OWNERSHIP INTEREST AND VOTING RIGHTS.

Our certificate of incorporation currently authorizes our board of directors to issue up to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. On December 31, 2007, our board of directors will be entitled to issue up to 65,642,324 additional common shares and 1,000,000 additional preferred shares. The power of the board of directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of our stock is generally not subject to shareholder approval.

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

Our principal stockholders, executive officers and directors, in the aggregate, beneficially own approximately 69% of our common stock. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our outstanding stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the affect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

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

FUTURE INFLATION IN CHINA MAY INHIBIT ECONOMIC ACTIVITY IN CHINA AND ADVERSELY AFFECT OUR OPERATIONS.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation which have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Inflation in 2007 and the first quarter of 2008 has risen dramatically, the PRC government has imposed and will , in our view, impose more controls on credit and/or prices, or to take other action, which could inhibit economic activities in China, and thereby adversely affecting our business operations and prospects in the PRC.

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

Our operations in China are governed by PRC laws and regulations. The PRC's legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. Our operations in China are governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises (WFOE). However, the PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China's regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks which may affect our ability to achieve our business objectives. We may not be able to enforce any legal rights we may have under our contracts or otherwise. Our failure to enforce our legal rights may have a material adverse impact on our operations and financial position, as well as our ability to compete with other companies in our industry.

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

ITEM 2 - PROPERTIES

Our corporate office is located in approximately 1,253 square feet of leased office space in Oak Brook, Illinois. We lease this office space at a monthly base rent of approximately $2,323 per month, plus triple net expenses. This lease will expire on August 31, 2010. We expect that this property will be adequate for our needs for the lease term.

We have a 1,302 square foot office located in Beijing, China that is leased from one of our directors, Wenhui Qiao, and his wife, Mingjin Yu. We entered into a one year lease for office space on July 1, 2006, which was renewed for another year on July 1, 2007. The rent is approximately $1,643 per month.

In May 2003, we acquired a 50 year land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which we plan to develop into a laboratory and biomanufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of our vaccine candidates. We have received all necessary permits and approvals and construction of the outside body of the facility had been completed. We estimate that the cost of the building and outfitting of the total phase one and phase two of the facility is $3,000,000. The major body and internal clean room project of the phase one construction was completed in 2006. We also expect that the installation of equipment can be completed by the end of the third quarter of 2008.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently subject to either threatened or pending litigation, actions or administrative proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2007.

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

	High	Low
Fiscal 2007
First Quarter	$1.04	$0.70
Second Quarter	1.15	0.51
Third Quarter	0.92	0.27
Fourth Quarter	1.25	0.22
Fiscal 2006
First Quarter	2.35	1.70
Second Quarter	2.49	1.88
Third Quarter	2.25	1.40
Fourth Quarter	1.75	0.83
Fiscal 2005
Fourth Quarter	2.55	0.90

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of March 1, 2008, there were approximately 191 stockholders of record of our common stock.

We have never paid any dividends on the common stock. We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the common stock in the foreseeable future.

ISSUANCE OF COMMON STOCK FOR SERVICES

On December 1, 2004, the Company issued 100,000 shares of its common stock to Richardson & Patel, LLC in consideration for legal services. The fair value of 100,000 shares was determined to be $50,000, based on the closing price of the shares when granted, and was recorded as legal expense in 2004.

On February 9, 2006, the Company agreed to issue CEOcast, Inc. 72,000 shares of common stock for investor relations services. 36,000 shares of common stock were granted on February 9, 2006 and an additional 36,000 shares were granted on May 9, 2006. The fair value of the 72,000 shares was $140,400 based on the closing price of the Company’s common stock on the date the shares were granted. The Company recorded the total fair value of the shares of $140,400 as consulting expense in 2006.

On March 6, 2006, the Company agreed to issue CH Capital LLC 50,000 shares for financial consulting services. 25,000 shares were granted on March 6, 2006 and an additional 25,000 shares were granted on September 6 2006. The fair value of the 50,000 shares was $101,250 based on the closing price of the Company’s common stock on the date the shares were granted. The Company amortized $83,506 of expense in 2006 and $17,744 in 2007.

On March 23, 2007, the Company granted three directors 10,000 shares each of restricted common stock for one year of board service. The fair value of 30,000 shares was determined to be $30,000, based on the closing price of the shares when granted, and was recorded as compensation cost when the shares were granted.

On July 1, 2007, the Company granted two scientific board advisors 10,000 shares each of restricted common stock for one year of scientific board service. The fair value of 20,000 shares was determined to be $20,000, based on the closing price of the shares when granted, and was recorded as compensation cost when the shares were granted.

ISSUANCE OF STOCK OPTIONS AND WARRANTS

In 2004, the Company issued to Columbia China Capital Group, Inc. (“Columbia China”) an option to purchase 1,342,675 shares of common stock at $.001 per share to be exercised within a three-year period in consideration for financial consulting services to be provided over a two-year period. The fair value of the options was $670,098 at the date of grant, which was determined by the Black-Scholes valuation method using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected life of 3 years; and estimated volatility of 85% based on recent history of the stock price in the industry. The Company revalued the fair value of the options at the end of each reporting period in accordance with EITF 96-18 and determined there was no significant change to the initial valuation. The Company amortized the value of the options over the two- year term of the service agreement. Amortization was $279,208 in 2004 and $251,287 in 2005. On December 1, 2004, 200,000 options were exercised and on October 17, 2005, 300,000 options were exercised. On October 18, 2005, Columbia China forfeited 350,000 options. The unamortized balance of deferred compensation of $139,604 was reclassified into additional paid-in capital in 2005. On January 9, 2006 and March 2, 2007, Columbia China forfeited a total of 97,000 additional options. In February 2007, Columbia China Capital Group exercised 395,675 options and no longer owns any options.

On December 1, 2004, the Company an option to purchase 50,000 shares of its common stock at $0.001 per share to Richardson & Patel, LLC in consideration for legal services. The fair value of the options was $24,954 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 85 percent based on recent history of the stock price in the industry. The value of the options was reflected as a consulting expense in 2004. The options were forfeited in 2007.

On July 1, 2005, the Company issued to two consultants an option to purchase 20,000 shares of common stock at $.001 per share to be exercised within a three-year period in consideration for scientific advisory service. The fair value of the options was $9,982 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The Company revalued the fair value of the options at the end of each reporting period in accordance with EITF 96-18 and determined there was no significant change to the initial valuation. The value of the options issued was amortized over the one- year term of the service agreement.

On October 14, 2005, the Company issued to Mr. Liang Qiao, MD, the Company's chief executive officer, an option to purchase 600,000 shares of common stock at $0.55 per share, exercisable for a ten-year period. The fair value of the options was $157,770 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of four years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options are being amortized over the three year vesting period. For years ended December 31, 2007 and 2006, $52,600 and $52,600, respectively, was amortized and included in compensation cost.

On October 14, 2005, the Company issued to 25 employees options to purchase 1,345,000 shares of common stock at $0.5 per share to be exercised with a ten-year (10) period. The fair value of the options was $369,045 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 4 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options will be amortized over the three year vesting period. For years ended December 31, 2007 and 2006, $121,115 and $122,070, respectively, was amortized and included in compensation cost.

On November 2, 2005, the Company issued to Mr. Wenhui Qiao (the Company's director and president) and Mr. Chuen Huei (Kevin) Lee (the Company's CFO) an option to purchase 300,000 shares of common stock at $0.001 per share. The fair value of the options was $149,738 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 4 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the stock options of $149,738 was reflected as compensation expense in 2005.

On November 2, 2005, the Company issued to Adam Friedman Associates, LLC, the Company's investor relations consultant, an option to purchase 50,000 shares of common stock at $0.001 per share to be exercised within a one-year period in consideration for investor relations service. The fair value of the options was $24,952 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 1.5 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options was being amortized over the one- year term of the service agreement. For the years ended December 31, 2006 and 2005, $20,794 and $4,158, respectively, was amortized and included in consulting expense. The options were exercised in 2007

On November 2, 2005, the Company issued to Ms. Ma Suifang, the Company's financial consultant, an option to purchase 8,116 shares of common stock at $.001 per share. The fair value of the options was $4,051 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the stock options of $4,051 was reflected as consulting expense in 2005.

On July 1, 2006, the Company issued options to two consultants to purchase 10,000 shares of common stock, individually. The fair value of the options was $44,982 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 49 percent based on recent history of the stock price in the industry. For the years ended December 31, 2007 and 2006, $22,491 and $22,491, respectively, was amortized and included as consulting expense.

In November 2006, the Company issued a warrant to purchase 50,000 shares of common stock at $1.20 per share with a term of three years to an investor who also purchased 33,333 shares of common stock at $0.75 per share.

On January 30, 2007, the Company issued warrants to purchase 3,000,000 shares of common stock at $1.00 per share with a term of three years to three individuals who also agreed to purchase 4,000,000 shares of Series A Convertible Preferred Stock at $0.75 per share.

On April 1, 2007, the Company granted Mr. Larry E. Henneman, Jr. an option to purchase 20,000 shares of commons stock for legal services in connection with our patent applications in the United States. The exercise price is $0.001 and the expiration date is five years from the grant date. The fair value of the options was $20,783 at the date of grant, which was determined using the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; a risk-free interest rate of 3.4%; an expected life of 5 years; and an estimated volatility of 52 percent based on recent history of the stock price in the industry. The total of $20,783 was charged to consulting expense at the date the options were granted.

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

OVERVIEW

Bio-Bridge Science, Inc. is a development stage company whose subsidiaries are focused on the commercial development of HIV-PV Vaccine I, HPV vaccine, colon cancer vaccine, mucosal adjuvant. The pre-clinical testing of HIV-PV Vaccine I on laboratory animals in Beijing, China was completed in June 2006. After the lab equipment is installed and we are able to produce vaccine candidate samples, we will apply to China's State Food and Drug Administration for approval to conduct clinical trials of HIV-PV Vaccine I. As of December 31, 2005, we had completed the construction of the outside body of our laboratory and bio-manufacturing facility in Beijing, China. The internal clean room installation project has been substantially completed as of end of 2006.

History of Losses and Negative Cash Flows

Since its inception, the Company has been engaged in organizational and pre-operating activities. The company has generated insignificant revenues and has incurred accumulated losses and negative operating cash flows of $5,491,712 and $3,092,669, respectively, from inception through December 31, 2007. We incurred net losses of $1,600,792 and $1,323,894 for the years ended December 31, 2007 and 2006, respectively. On February 12, 2007, the Company raised $3,000,000 in a private placement in the form of a sale of shares of Series A convertible preferred stock and warrants to purchase common stock. Our capital requirements for the next 12 months, as they relate to further research and development relating to our vaccine candidates, HIV-PV Vaccine I, HPV vaccine and colon cancer vaccine, have been and will continue to be significant. As of December 31, 2007, we have funded our operations through equity offerings whereby we raised an aggregate $7,266,900 since inception.

 Plan of Operations

Vaccine Development

Our primary corporate focus is on the commercial development of our potential vaccine products through our subsidiaries. Our capital requirements, particularly as they relate to product research and development, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we are able to obtain regulatory approvals of vaccine candidates, whether or not a market develops for our products and, if a market develops, the pace at which it develops, and the pace at which the technology involved in making our products changes.

The pre-clinical testing of HIV-PV Vaccine I on laboratory animals was completed in Beijing Institute of Radiation Medicine, and the testing result was issued in June 2006 and showed encouraging results. After the vaccine samples are produced in our GMP facility, we will submit application for clinical trials with the Chinese SFDA. The clinical trial for therapeutic vaccine is expected to last three years. The clinical trial for preventive vaccine will last longer, most likely five to seven years.

We also plan to conduct the pre-clinical trials for colon cancer vaccine and HPV vaccine. We estimate that we will complete the pre-clinical trial of colon cancer vaccine by early 2009 and that of HPV vaccine by late 2009. We expect to enter clinical trials of colon cancer vaccine in the second half of 2009. As we discussed previously, clinical trial for therapeutic vaccine is expected to last three years. All the technology to make HIV vaccine and colon cancer vaccine is based on the technology co-developed by our CEO, Dr. Liang Qiao. Because we use the same technology to develop our potential vaccine products, we expect to use the same GMP facility in Beijing, China, to produce the HIV vaccine and colon cancer vaccine for pre-clinical and clinical trials.

To date we have funded our operations from funds we raised in private offerings. During 2007, we sold 30,000 shares of common stock at a price of $0.75 per share to investors from private placements, and raised gross proceeds of $22,500. Also in 2007, we sold 4,000,000 shares of preferred A stock to three investors for a gross proceed of $3,000,000. During the next twelve months, we will need to raise capital through an offering of our securities or from loans to continue research and development of our various vaccine product candidates in China as well as conducting the potential acquisition activities in China. We estimate that our capital requirements for the next twelve months will be as follow:

o approximately $0.7 million for our laboratory/bio-manufacturing facility’ electricity work for Phase One laboratory manufacturing facility project in Beijing, China;

o approximately $1.0 million to purchase advanced laboratory equipment and supplies for our vaccine production;

o approximately $0.5 million for preparatory work for Phase I clinical study;

o approximately $0.9 million for working capital and general corporate needs; and

o approximately $0.6 million for pre-clinical trials on colon cancer vaccine and HPV vaccine.

We expect that the therapeutic vaccine can be brought to market in three years and the preventive vaccine can be brought to market in five to seven years, if we are successful in raising funds to complete development of the vaccines. As of December 31 of 2007, our cash and cash equivalents and trading securities position was $1,614,288. Although we raised $ 3 million in February 2007 in a private placement, we will still need to raise additional funds through the public or private sales of our securities, loans, or a combination of the foregoing to meet our planned operations. We cannot guarantee that financing will be available to us, on acceptable terms or at all. We also may borrow from local banks in China given that our land use right and laboratory facility could be used as collateral for borrowing. If we fail to obtain other financing in the next 12 months, either through an offering of our securities or by obtaining additional loans, we may be unable to develop our planned projects and may be forced to scale back.

Distribution of Xinhua surgical instruments

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

Acquisitions of companies complementary to the Company

Another major corporate focus is for the Company to acquire other profitable vaccine companies or vaccine production related companies, such as those producing materials for vaccine production, in China. Such an acquisition may help support our development of our in-house vaccines candidates by providing us with operating cash flows, lower cost for material used in our vaccine production, skillful work force in vaccine production, and a distribution channel. We believe these companies will be complementary to us and make us more competitive. We plan to spend less than $ 1 million to execute our first acquisition in China. However, we cannot assure you that we will be able to achieve our goal by acquiring vaccine related companies in China although we are talking to several potential targets in China. Furthermore, even if we acquire a vaccine company, we may not be successful at generating positive operating cash flows or other benefits we anticipate.

Results of Operations

Year ended December 31, 2007 Compared to Year ended December 31, 2006

During each of the years ended December 31, 2007 and 2006, we had insignificant revenue $2,979 in 2007 and $1,768 in 2006. This was due to sales of surgical instrument in the United States. The cost of revenues was $1,629 in 2007 and $1,179 in 2006. Since we entered into this agreement, we have been establishing sales inventory of Xinhua’s surgical instruments, printed marketing materials such as catalogs and post cards, complied a list of potential customers, started forming a sales force, and implementing a strategic marketing plan for selling Xinhua’s instruments. We expect that the revenue from sales of these instruments will gradually increase in the future as a result of these efforts.

For the year ended December 31, 2007, research and development expense was $155,087 as compared to $95,255 for the year ended December 31, 2006. The increase of $59,832 was due primarily to pre-clinical development of our HIV-PV Vaccine I and other vaccine candidates, and the continuing hiring of the research and development staff.

For the year ended December 31, 2007, general and administrative expense was $1,164,664, as compared to $1,184,974 for the year ended December 31, 2006. The decrease of $20,310 was due primarily to consulting fees. For the sales of the surgical instrument, it incurred the selling and distribution expenses $40,128 in the year ended December 31, 2007 as compared to $48,153. The decrease of $8,025 was due primarily to the shipment expenses.

Net loss for the year ended December 31, 2007, was $1,600,792 as compared to $1,323,894 for the year ended December 31, 2006. This increase in net loss was primarily attributable to increase in unrealized loss on trading securities of $372,192 offset by an increase in dividend income of $127,480.

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

 Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalent and trading securities balances, which totaled $1,614,288 at December 31, 2007 and $149,613 at December 31, 2006. Since our inception, we have incurred significant losses, and as of December 31, 2007, we had an accumulated deficit of $7,102,032.

Net cash used in operating activities was $1,157,118 for the year ended December 31, 2007 and $834,451 for the year ended December 31, 2006. The increase is due primarily to an increase in the scale of business.

Cash flows used in investing activities was $1,913,358 for the year ended December 31, 2007 and $312,469 for the year ended December 31, 2006. This change was due to increase in the purchase of marketable securities in 2007.

Net cash provided by financing activities decreased to $3,029,103 in the year ended December 31, 2007 compared to $867,261 in the year ended December 31, 2006.

As of December 31, 2007, our operations have been funded through issuances of our common stock whereby we raised an aggregate $4,266,900 from February 11, 2002 (inception) through December 31, 2007. On February 12, 2007, the Company raised an additional $3,000,000 in a private placement in the form of a sale of shares of Series A convertible preferred stock and warrants to purchase common stock.

In May 2003, the Company acquired a land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of HIV-PV Vaccine I. As of December 31, 2005, the Company has received all necessary permits and approvals. The general plans for development include the construction of a laboratory facility (“Phase One”) and construction of an administrative office building (“Phase Two”). The Company estimates the total project costs for Phase One will be approximately $2,100,000 to $2,200,000. At December 31, 2007, Phase One construction and internal decoration was substantially completed at a cost of approximately $1,814,000, and is recorded as construction in progress. At December 31, 2007, $124,017 is due to the contractors of Phase One for the completed construction and internal decoration and is recorded as due to contractors. The Company estimates the remaining costs associated with Phase One will be approximately $400,000 to $500,000, primarily for permanent electrical equipment the Company intends to install. At December 31, 2007, the Company had not negotiated any contracts for the purchase of any of the electrical equipment. The Company estimates the purchase and installation of the electrical equipment to be completed by August of 2008. In addition, the Company estimates the cost of laboratory equipment will be approximately $800,000 to $1,000,000. At December 31, 2007, the Company had not negotiated any contracts for the purchase of any of the laboratory equipment. The Company estimates the purchase and installation of the laboratory equipment to be completed in the second quarter of 2008. At December 31, 2007, Phase Two was still in the design stage. The Company estimates total project costs for Phase Two will be approximately $1,000,000. The Company estimates that Phase Two construction may begin after 2009, but currently the Company has no firm plans for construction of Phase Two.

Based on our current operating plan we believe that we have sufficient cash and cash equivalents to last approximately through March 2009. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond March 2009. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

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

Trading Securities

The Company accounts for trading securities using the guidance of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities ”. The Company’s investments in trading securities is comprised of its investment in a Van Kampen unit investment fund. Trading securities are reported at fair value, with any changes in fair value during a period recorded as a charge or credit to net income (loss). Gains or losses realized upon sale of all securities are recognized at the time of sale. Cash received in excess of cumulative dividends is considered a return of principal.

Recent Accounting Pronouncements

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Lease Commitment

As of December 31, 2007, We had remaining outstanding commitments with respect to its non-cancelable operating lease for our office in Oak Brook, IL, of which $29,113, $28,087 and $19,004 is due in 2008, 2009 and 2010, and our office in Beijing, PRC (which is leased from Wenhui, Qiao, our director and president), of which $9,857, is due in 2008 and none thereafter.

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, we have obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of December 31, 2007, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

Research and Development Agreements

On May 6, 2004, Beijing Institute of Radiation Medicine and we entered into agreements for conducted biodistribution and integration studies for HIV-PV Vaccine I. The aggregate amount for the testing is $24,184 and as of December 31, 2007, the remaining commitment was $5,476.

Contractual Obligations

Payments due under contractual obligations at December 31, 2007 mature as follows:

	Payments due by period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years
Lease obligation	$86	$39	$47
Payable to contractors	124	124	—
R&D agreement obligation	5	5	—
Total	$215	$168	$47

ITEM 7 - FINANCIAL STATEMENTS

The financial statements together with the report of Independent Registered Public Accounting Firm appear beginning on Page F-1 of this Report.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 8B - OTHER INFORMATION

None.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND COPRORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages, and positions of our directors and executive officers.

NAME	AGE	INITIAL ELECTION OR POSITION HELD	APPOINTMENT DATE
Liang Qiao, M.D.	47	Chairman of the Board, Chief Executive Officer and Secretary	October 26, 2004
Wenhui Qiao	38	President and Director	October 26, 2004
Chuen Huei (Kevin) Lee	37	Chief Financial Officer	October 27, 2004
Toshihiro Komoike	55	Vice President and Director	October 26, 2004
Isao Arimoto	59	Vice President and Director	October 26, 2004
Shyh-Jing (Philip) Chiang	47	Director	October 26, 2004
Trevor Roy	61	Director	March 23, 2007
Cheung Hin Shun Anthony	53	Director	March 23, 2007

Mr. Wenhui Qiao and Dr. Liang Qiao are brothers. There are no other family relationships among the executive officers and directors.

Our executive officers are appointed by our board of directors and serve at the board's discretion. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs. None of our directors or executive officers has, during the past five years:

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

MR. CHUEN HUEI (KEVIN) LEE, CFA, FRM, has served as our chief financial officer since October 2004. Mr. Lee also has served as chief financial officer of our Bio-Bridge Science Corp. subsidiary since May 2004. From October 2001 to June 2004, he served as Senior Vice President of China Metropolitan Ventures in Beijing and Shanghai, China. From February 2000 to August 2001, Mr. Lee served as Senior Manager of Grand Cathay Securities Corporation in Taipei, Taiwan. From September 1998 to February 2000, he was the Manager of American Express Bank's Taipei treasury department. Mr. Lee received a B.A. from National Taiwan University and an M.B.A. from Columbia University. He is a chartered financial analyst (CFA) charter holder and a certified financial risk manager (FRM).

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

MR. TREVOR ROY was a graduate of the University of Sydney. Mr. Roy's initial career was in Education where he was a teacher and administrator at both High School and Tertiary levels.   Then in a business career spanning 30 years, Mr. Roy, with his investment and management experience, both in his home country of Australia and internationally, has been in a wide range of industries including Rural/agricultural, Theatrical, Marketing and Promotions, Food manufacturing and distribution, Medical, and Telephony and communications.  For the past 18 years, Mr. Roy has been CEO (now Chairman) of the Creata Group. He has been instrumental in establishing its business as a global provider of marketing and promotional programs in 18 offices in 12 countries.

Mr. CHEUNG HIN SHUN ANTHONY   Mr. Cheung's early career was in Finance, Accounting and Auditing with John B P Byrne & Co., now Grant Thornton in Hong Kong. This formed the foundation of a successful business management and investment career over 25 years that now includes: ownership of manufacturing facilities in Hong Kong and China (Dongguan) with in excess of 10,000 employees producing over 200 million consumer products annually; ownership of a Class 2 hospital in China (Fujian); and (commercial) real estate investments and developments in Hong Kong, China and the United States.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to Section 16(a). To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2007 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirement.

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

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal year ended December 31, 2007. The following table summarizes all compensation for fiscal year 2007 received by our chief executive officer and our four highest paid officers in fiscal year 2007 and 2006.

The following Summary Compensation Table sets forth certain information regarding the compensation of our named executive officers for services rendered in all capacities to Bio-Bridge during the year ended December 31, 2007 and 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards($) (1)	Non-Stock Incentive Plan Comp($)	All other Comp. ($)	Total ($)
Liang Qiao, MD Chief Executive Officer Chairman of the Board	2007 2006	0 0	0 0	0 0	52,600 52,590	0 0	0 0	52,600 52,590
Wenhui Qiao President and Director	2007 2006	23,000 16,258	0 0	0 0	22,867 22,867	0 0	0 0	45,867 39,125
Chuen Huei (Kevin) Lee Chief Financial Officer	2007 2006	102,000 102,000	0 0	0 0	22,867 22,867	0 0	0 0	124,867 124,867
Toshihiro Komoike Vice President and Director	2007 2006	36,000 36,000	0 0	0 0	13,720 13,720	0 0	0 0	49,720 49,720

(1)
Represents fair market value of options vested during the year ended December 31, 2007, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in Note 8, Shareholders Equity, of our consolidated financial statements.

The following table sets forth information concerning the outstanding equity awards granted to the named executive officers at December 31, 2007.

Outstanding Equity Awards at Fiscal Year End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($/Sh)	Option Expiration Date	Number Of Shares Or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number Of Unearned Shares That Have not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That have Not Vested ($)
Liang Qiao	450,000	150,000	0	0.55	10-13-2015	0	0	0	0
Wenhui Qiao	187,500 150,000	62,500 0	0 0	0.5 0.001	10-13-2015 10-13-2015	0 0	0 0	0 0	0 0
Chuen Huei (Kevin) Lee	187,500 150,000	62,500 0	0 0	0.5 0.001	10-13-2015 10-13-2015	0 0	0 0	0 0	0 0
Toshihiro Komoike	112,500	37,500	0	0.5	10-13-2015	0	0	0	0

(1) Based on closing price of Bio-Bridge’s Common Stock on December 31, 2007 of $0.95.

(2) Dr. Liang Qiao's employment with Bio-Bridge Science, Inc. commenced on October 26, 2004. He has not received a salary in 2007.

(3) Mr. Kevin Lee's employment with Bio-Bridge Science Corporation commenced in May 2004. His salary for the remainder of 2004 was $45,000. $15,000 of Mr. Lee's 2004 salary was deferred; $30,000 of Mr. Lee's 2005 salary was deferred, $30,000 of Mr. Lee’s 2007 salary was deferred.

(4) Mr. Wenhui Qiao's employment with Bio-Bridge Science, Inc. commenced on October 26, 2004.

COMPENSATION OF DIRECTORS

Executive directors do not currently receive compensation for their services as directors, but are reimbursed for expenses incurred in attending board meetings. Non-executive directors receive 10,000 shares of restricted common stock for services as directors per annum in addition to expense reimbursement in connection with attending board meetings.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

We currently do not have any employment agreements with our executive officers.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding beneficial ownership of our securities as of March 15, 2008 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each class of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, their address is c/o Bio-Bridge Science, Inc., 1211 West 22nd Street, Suite 615, Oak Brook, IL 60523. As of March 15, 2008 there were 34,357,676 shares of common stock and 4,000,000 shares of preferred stock issued.

COMMON STOCK

NUMBER OF SHARES OF NAME OF DIRECTOR, OFFICER AND OUTSTANDING BENEFICIAL OWNER	COMMON STOCK BENEFICIALLY OWNED	PERCENTAGE OF SHARES
Liang Qiao, M.D.(1)	14,250,000	37.2%
Wenhui Qiao(2)	2,033,333	5.3%
Chuen Huei (Kevin)Lee(3)	358,333	1.0%
Toshihiro Komoike(4)	875,000	2.2%
Isao Arimoto(5)	3,833,333	10.0%
Shyh-Jing (Philip) Chiang(6)	900,278	2.3%
Trevor Roy(7)	2,100,000	5.5%
Cheung Hin Shun Anthony (8)	2,100,000	5.5%
All Officers and Directors as a Group (8 Persons)	26,450,277	69.0%

(1) Includes 13,750,000 shares and an option to purchase 600,000 shares of which 50,000 shares are exercisable within 60 days of March 15, 2008

(2) Includes 825,000 shares, a vested option to purchase 150,000 shares, and an option to purchase 250,000 shares of which 20,833 shares are exercisable within 60 days of March 15, 2008 owned by Wenhui Qiao. Also includes 850,000 shares held by Mingjin Yu, Mr. Qiao's wife. Mr. Qiao disclaims beneficial ownership of the shares held by his wife, except to the extent of his pecuniary interest therein.

(3) Includes a vested option to purchase 150,000 shares, and an option to purchase 250,000 shares of which 20,833 shares are exercisable within 60 days of March 15, 2008.

(4) Includes 750,000 shares and an option to purchase 150,000 shares of which 12,500 shares are exercisable within 60 days of March 15, 2008 owned by Toshihiro Komoike.

(5) Includes 2,125,000 shares and an option to purchase 250,000 shares of which 20,833 shares are exercisable within 60 days of March 15, 2008 owned by Isao Arimoto, 1,500,000 shares owned by Yukiko Arimoto, Mr. Arimoto's wife. Mr. Arimoto disclaims beneficial ownership of the shares held by his wife, except to the extent of his pecuniary interest therein.

(6) Includes 786,111 shares and an option to purchase 5,000 shares of which 417 are exercisable within 60 days of March 15, 2008,and 10,000 shares of restricted common shares granted on March 23, 2007 for board service Also includes 100,000 shares held by Mei-Ju Shi, Mr. Chiang 's wife. Mr. Chiang disclaims beneficial ownership of the shares held by his wife, except to the extent of his pecuniary interest therein.

(7) Includes 2,000,000 preferred shares to be convertible to common shares owned by Mr. Roy through directly or indirectly controlled companies and 10,000 shares of restricted common stock granted on March 23, 2007 for board service. Also includes 90,000 common shares for Series A convertible preferred Stock dividends.

(8) Includes 2,000,000 preferred shares to be convertible to common shares and 10,000 shares of restricted common stock granted on March 23, 2007 for board service. Also includes 90,000 common shares for Series A convertible preferred Stock dividends.

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

Royalty and License Arrangements

Liang Qiao, MD., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under a license agreement with Loyola University Chicago, our wholly owned subsidiary Bio-Bridge Science Corporation has obtained exclusive rights to this technology for use in our future products within the United States, Japan and PRC. This license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier by us with prior notice or by Loyola University in the event we do not make any effort to market the product after five years from the date on which the U.S., Japan or China grant us a permit for production. See "Business—Intellectual Property." Pursuant to this agreement, Loyola is entitled to receive a royalty of four percent from the net profit for all uses of the licensed technology, including uses under sublicenses. To date, we have not generated any revenues from the sale of any products under development, or any revenues from sublicenses.

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

Office Lease in Beijing, China

In July 2004, from one of our directors, Wenhui Qiao, and his wife, Mingjin Yu, lease office space for our office located in Beijing, China. The monthly rent is $1,643. The rental rate is at the housing rental market rate in Chaoyang District, Beijing. The agreement is renewed every year since the lease term is for one year. The current lease agreement with Mr. Qiao and Ms. Yu will expire in June 2008.

Salary Deferral

At our request, part of Mr. Kevin Lee's salary from 2004 to 2007 was deferred. As of December 31, 2007, the total salary deferred for Mr. Lee was $75,000.

ITEM 13- EXHIBITS

The following documents are filed as part of this report:

(1) Financial Statements - See Index to Consolidated Financial Statements under Item 7 above.

(2) Exhibits - See Index to Exhibits following the signatures to this report.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2007 and December 31, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		December 31, 2007	December 31, 2006
(i)	Audit Fees	$81,470	$93,827
(ii)	Audit Related Fees	—	—
(iii)	Tax Fees	—	—
(iv)	All Other Fees	—	—

The board of directors serves as the function of audit committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-BRIDGE SCIENCE, INC.

Dated: March 31, 2008	By:	/s/ Liang Qiao, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Liang Qiao	Chief Executive Officer, Secretary and	March 31, 2008
Liang Qiao, M.D.	Chairman of the Board (Principal Executive Officer)

/s/ Chuen Huei (Kevin) Lee	Chief Financial Officer (Principal	March 31, 2008
Chuen Huei (Kevin) Lee	Financial and Accounting Officer)

/s/ Wenhui Qiao	President and Director	March 31, 2008
Wenhui Qiao

/s/ Shyh-Jing (Philip) Chiang	Director	March 31, 2008
Shyh-Jing (Philip) Chiang

/s/ Isao Arimoto	Vice President and Director	March 31, 2008
Isao Arimoto

/s/ Toshihiro Komoike	Vice President and Director	March 31, 2008
Toshihiro Komoike

/s/ Trevor Roy	Director	March 31, 2008
Trevor Roy

/s/ Cheung Hin Shun Anthony	Director	March 31, 2008
Cheung Hin Shun Anthony

Exhibit Index

2.1*	Agreement for the exchange of shares by and among the registrant, Bio-Bridge Science Corporation and the shareholders of record of Bio-Bridge Science Corporation, dated November 4, 2004

3.1(i)*	Certificate of incorporation of the registrant

3.1(ii)**	Certificate of determination of preferred shares

3.2(i)*	Bylaws of the registrant

10.1*	Exclusive License Agreement between Bio-Bridge Science Corporation and Loyola University Chicago, dated April 22, 2004

10.2*	Exclusive Sub-license Agreement between Beijing Bio-Bridge Science Corporation and Beijing Bio-Bridge Science Corporation, dated June 20, 2002

10.3*	2004 stock incentive plan

10.4*	Lease between Bio-Bridge Science Corporation and SFERS Real Estate K Limited Partnership, dated July 30, 2004

10.5*	Agreement between Bio-Bridge Beijing Science Corporation and Beijing Institute of Radiation Medicine, dated May 6, 2004.

10.6*	Land Use Right Agreement between Bio-Bridge Science (Beijing) Co. Ltd. and Beijing Airport High-Tech Park Co. Ltd., dated May 28, 2003.

10.7*	Agreement between Bio-Bridge Beijing Science Corporation and Beijing Institute of Radiation Medicine, dated May 12, 2004.

10.8**	Exclusive Agency Agreement between Registrant and Xinhua Surgical Instruments Co., Ltd. dated November 16, 2005.

10.9***	Investment Agreement between Registrant and Dutchess Private Equities Fund, L.P. dated November 29, 2005.

10.10***	Registration Rights Agreement between Registrant and Dutchess Private Equities Fund, L.P. dated November 29, 2005.

10.11****	Code of Ethics.

10.12****	Securities Purchase Agreement dated January 2007.

10.13****	Common Stock Warrant Purchase Agreement dated January 2007.

10.14****	Registration Right Agreement dated January 2007.

10.15 (1)	Exclusive Agency Agreement between Registrant and Xinhua Surgical Instruments Co., Ltd. dated March 17, 2008.

31.1 (1)	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed with the Securities and Exchange Commission pursuant to Registration Statement No. 333-121786.

** Previously filed with the Securities and Exchange Commission in a Form 8-K filed November 11, 2005.

*** Previously filed with the Securities and Exchange Commission in a Form 8-K filed December 2, 2005.

**** Previously filed with the Securities and Exchange Commission in a Form 10-KSB filed March 31, 2007.

(1) Filed herewith

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD
FEBRUARY 11, 2002 (INCEPTION)
THROUGH DECEMBER 31, 2007

CONTENTS

PAGE 40	Report of Independent Registered Public Accounting Firm
PAGE 41	Consolidated Balance Sheets as of December 31, 2007 and 2006
PAGE 42	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2007 and 2006 and for the period from February 11, 2002 (inception) through December 31, 2007
PAGE 43	Consolidated statements of changes in shareholders' equity for the period from February 11, 2002 (inception) through December 31, 2007
PAGE 46	Consolidated statements of cash flows for the years ended December 31, 2007 and 2006 and for the period from February 11, 2002 (inception) through December 31, 2007
PAGE 47-58	Notes to Consolidated financial statements for the years ended December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bio-Bridge Science Inc.

We have audited the accompanying consolidated balance sheets of Bio-Bridge Science Inc. and Subsidiaries (a development stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity, and cash flows for the years then ended, and for the period from February 11, 2002 (Inception) through December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Bridge Science Inc. and Subsidiaries (a development stage company) as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 and for the period from February 11, 2002 (Inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Bio-Bridge Science Inc. and Subsidiaries will continue as a going concern. The Company has experienced recurring losses since inception and has an accumulated deficit at December 31, 2007. This condition raises substantial doubt regarding the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, California.
March 17, 2008

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$104,372	$149,613
Prepaid expenses and other current assets	28,662	16,828
Trading securities, at fair value	1,509,916	-
Note receivable	-	40,000
Total Current Assets	1,642,950	206,441

Fixed assets, net	65,774	76,238

Construction in progress	1,814,291	1,674,104

Land use right	366,597	359,658

TOTAL ASSETS	$3,889,612	$2,316,441

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses and other payables	$121,270	$155,444
Amount due to shareholder	-	18,885
Payable to contractors	124,017	474,586
Total current liabilities	245,287	648,915

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,000,000 and 0 shares issued and outstanding, respectively	4,000	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 34,357,676 and 33,492,001 shares issued and outstanding, respectively	34,358	33,492
Additional paid-in capital	10,349,611	5,469,402
Preferred stock dividend payable in common stock	137,000	-
Subscription receivable	(20)	(25,091)
Common stock to be issued, 50,000 and 240,000 shares, respectively	50	240
Accumulated other comprehensive gain	221,358	80,403
Deficit accumulated during the development stage	(7,102,032)	(3,890,920)
Total Shareholders’ Equity	3,644,325	1,667,526

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,889,612	$2,316,441

See accompanying notes to the consolidated financial statements

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD
FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH DECEMBER 31, 2007

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Period from February 11, 2002 (Inception) through December 31, 2007

Revenue	$2,979	$1,768	$4,747
Cost of goods sold	(1,629)	(1,179)	(2,808)
Gross profit	1,350	589	1,939

Research and development costs	(155,087)	(95,255)	(472,341)
Selling and distribution expenses	(40,128)	(48,153)	(88,281)
General and administrative expenses	(1,164,664)	(1,184,974)	(4,7022,488)

Loss from operations	(1,358,529)	(1,327,793)	(5,261,171)

Interest income	5,267	3,899	16,989

Unrealized loss on trading securities	(372,192)	-	(372,192)

Loss on sale of trading securities	(2,818)	-	(2,818)

Dividend income	127,480	-	127,480

Net loss	(1,600,792)	(1,323,894)	(5,491,712)

Deemed preferred stock dividend	(1,293,320)	-	(1,293,320)

Preferred stock dividends	(317,000)	-	(317,000)

Net loss attributable to common shareholders	$(3,211,112)	$(1,323,894)	$(7,102,032)

Loss per share, attributable to common shareholders, basic and diluted	$(0.09)	$(0.04)

Weighted average shares outstanding, basic and diluted	33,992,951	32,992,213

See accompanying notes to the consolidated financial statements

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH
DECEMBER 31, 2007

	Common Stock		Additional Paid-in	Deferred	Common Stock To be	Accumulated Other Comprehensive	Deficit Accumulated During the Development
	Shares	Amount	Capital	Compensation	Issued	Gain (Loss)	Stage	Total

Balance, February 11, 2002	-	$-	$-	$-	$-	$-	$-	$-

Issuance of shares at $0.00004 per share	13,750,000	13,750	(13,200)	-	-	-	-	550

Issuance of shares at $0.0468 per share	7,461,090	7,461	341,719	-	-	-	-	349,180

Issuance of shares at $0.12 per share	1,875,000	1,875	223,125	-	-	-	-	225,000

Foreign currency translation loss	-	-	-	-	-	(499)	-	(499)

Net loss	-	-	-	-	-	-	(114,476)	(114,476)
BALANCE DECEMBER 31, 2002	23,086,090	23,086	551,644	-	-	(499)	(114,476)	459,755

Issuance of shares at $0.12 per share	3,508,425	3,509	417,502	-	-	-	-	421,011

Issuance of shares at $0.32 per share	201,200	201	64,186	-	-	-	-	64,387

Foreign currency translation loss	-	-	-	-	-	(644)	-	(644)

Net loss	-	-	-	-	-	-	(255,020)	(255,020)
BALANCE DECEMBER 31, 2003	26,795,715	26,796	1,033,332	-	-	(1,143)	(369,496)	689,489

Issuance of shares at $0.12 per share	434,600	435	51,715	-	-	-	-	52,150

Issuance of shares at $0.32 per share	1,125,275	1,125	358,961	-	-	-	-	360,086

Issuance of shares at $0.50 per share	1,616,000	1,616	806,382	-	-	-	-	807,998

Options granted for services	-	-	695,052	(695,052)	-	-	-	-

Fair value of shares issued for services	100,000	100	49,900	-	-	-	-	50,000

Exercise of options	200,000	200	-	-	-	-	-	200

Amortization of deferred compensation	-	-	-	304,162	-	-	-	304,162

Foreign currency translation loss	-	-	-	-	-	(457)	-	(457)

Net loss	-	-	-	-	-	-	(944,437)	(944,437)
BALANCE DECEMBER 31, 2004	30,271,590	$30,272	$2,995,342	$(390,890)	-	$(1,600)	$(1,313,933)	$1,319,191

See accompanying notes to the consolidated financial statements

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH
DECEMBER 31, 2007 (CONTINUED)

	Common Stock		Additional Paid-in	Deferred	Common Stock To be	Accumulated Other Comprehensive	Subscriptions	Deficit Accumulated During the Development
	Shares	Amount	Capital	Compensation	Issued	Gain (Loss)	receivables	Stage	Total

BALANCE DECEMBER 31, 2004	30,271,590	$30,272	$2,995,342	$(390,890)	$-	$(1,600)	$-	$(1,313,933)	$1,319,191

Issuance of shares at $0.50 per share	2,179,947	2,180	1,087,794	-	-	-	-	-	1,089,974

Options issued for services	-	-	34,935	(34,935)	-	-	-	-	-

Options granted to employees and officers	-	-	680,604	(680,604)	-	-	-		-

Amortization of deferred compensation	-	-	-	458,157	-	-	-		458,157

Forfeiture of options	-	-	(139,604)	139,604	-	-	-	-	-

Exercise of options	-	-	(328)	-	328	-	-	-	-

Foreign currency translation loss	-	-	-	-	-	26,882	-	-	26,882

Net loss	-	-	-	-	-	-	-	(1,253,093)	(1,253,093)
BALANCE DECEMBER 31, 2005	32,451,537	32,452	4,658,743	(508,698)	328	25,282	-	(2,567,026)	1,641,081

Reclassification of deferred compensation balance to additional-paid-in-capital	-	-	(508,698)	508,698	-	-	-	-	-

Issuance of shares for previously exercised stock options	328,116	328	-	-	(328)	-	-	-	-

Issuance of shares at $1.20 per share	540,348	540	647,877	-	-	-	(25,091)	-	623,326

Sale of 100,000 shares to be issued at $1.20 per share	-	-	119,900	-	100	-	-	-	120,000

Sale of 140,000 shares to be issued at $0.75 per share	-	-	104,860	-	140	-	-	-	105,000

Fair value of shares issued for services	122,000	122	223,773	-	-	-	-	-	223,895

Fair value of vested employee options	-	-	174,670	-	-	-	-	-	174,670

Fair value of vested consultant options	-	-	48,277	-	-	-	-	-	48,277

Exercise of options	50,000	50	-	-	-	-	-	-	50

Foreign currency translation loss	-	-	-	-	-	55,121	-	-	55,121

Net loss	-	-	-	-	-	-	-	(1,323,894)	(1,323,894)
BALANCE DECEMBER 31, 2006	33,492,001	$33,492	$5,469,402	$-	$240	$80,403	$(25,091)	$(3,890,920)	$1,667,526

See accompanying notes to the consolidated financial statements

 BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH
DECEMBER 31, 2007 (CONTINUED)

	Common Stock		Preferred Stock		Preferred stock dividend payable in common	Additional Paid-in	Common Stock To be	Accumulated Other Comprehensive	Subscriptions	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	share	Capital	Issued	Gain (Loss)	receivables	Stage	Total
BALANCE DECEMBER 31, 2006	33,492,001	$33,492	-	$-	$-	$5,469,402	$240	$80,403	$(25,091)	$(3,890,920)	$1,667,526

Sale of shares to be issued at $0.75 per share	-	-	-	-	-	22,470	30	-	-	-	22,500

Issuance of preferred shares at $0.75 per share	-	-	4,000,000	4,000	-	2,996,000	-	-	-	-	3,000,000

Deemed dividend related to beneficial conversion feature of convertible preferred stock	-	-	-	-	-	1,293,320	-	-	-	(1,293,320)	-

Accrual of preferred stock dividend	-	-	-	-	317,000	-	-	-	-	(317,000)	-

Payment of preferred stock dividend	180,000	180	-	-	(180,000)	179,820	-	-	-	-	-

Fair value of shares issued for services	30,000	30	-	-	-	67,694	20	-	-	-	67,744

Fair value of vested employee options	-	-	-	-	-	173,715	-	-	-	-	173,715

Fair value of vested consultant options	-	-	-	-	-	147,190	-	-	-	-	147,190

Issuance of shares previously sold	240,000	240	-	-	-	-	(240)	-	-	-	-

Proceeds from shares previously issued	-	-	-	-	-	-	-	-	25,071	-	25,071

Exercise of options	415,675	416	-	-	-	-	-	-	-	-	416

Foreign currency translation loss	-	-	-	-	-	-	-	140,955	-	-	140,955

Net loss	-	-	-	-	-	-	-	-	-	(1,600,792)	(1,600,792)
BALANCE DECEMBER 31, 2007	34,357,676	$34,358	4,000,000	$4,000	$137,000	$10,349,611	$50	$221,358	$(20)	$(7,102,032)	$3,644,325

See accompanying notes to the consolidated financial statements

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND
FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH
DECEMBER 31, 2007

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Period From February 11, 2002 (Inception) Through December 31, 2007
Cash flows from operating activities
Net loss	$(1,600,792)	$(1,323,894)	$(5,491,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,308	12,274	44,195
Amortization of land use right	17,285	16,542	73,324
Write off for note receivable	40,000	-	40,000
Fair value of stock compensation expense	388,648	446,842	1,647,779
Unrealized loss on trading securities	372,192	-	372,192
Loss on sale of trading securities	2,818	-	2,818
Loss on sale of investment	-	-	2,107
Changes in operating assets and liabilities:
Prepaid expense and other assets	(11,834)	(12,290)	(28,660)
Payable to contractors	(350,568)	-	124,018
Accrued expenses and other payable	(34,175)	26,075	121,270
Net Cash Used In Operating Activities	(1,157,118)	(834,451)	(3,092,669)

Cash flows from investing activities
Purchase of land use right	-	-	(394,559)
Increase in construction in progress	(23,832)	(252,272)	(1,697,936)
Purchase of fixed assets	(4,600)	(60,197)	(106,240)
Purchase of investment	-	-	(40,000)
Purchase of trading securities	(1,984,924)	-	(1,984,924)
Proceeds from sale of trading securities	99,998	-	99,998
Net Cash Used In Investing Activities	(1,913,358)	(312,469)	(4,123,661)

Cash flows from financing activities
Proceeds from issuance of common stock	22,500	848,376	4,265,906
Proceeds from issuance of preferred stock	3,000,000	-	3,000,000
Proceeds from issuance of previously issued stocks	25,071	-	-
Proceeds from exercise of stock option	416	-	994
Due to shareholders	(18,885)	18,885	-
Net Cash Provided By Financing Activities	3,029,102	867,261	7,266,900

Net increase (decrease) in cash and cash equivalents	(41,374)	(279,659)	50,570
Effect of exchange rate changes on cash	(3,867)	43,626	53,802
Cash and cash equivalents, beginning of period	149,613	385,646	-
Cash and cash equivalents, end of period	$104,372	$149,613	$104,372

Supplemental cash flow information
Interest Paid	$-	$-	$-
Income taxes Paid	$-	$-	$-
Supplemental Non-Cash Investing and Financing Activities
Deemed dividend related to beneficial conversion feature of convertible preferred stock	$1,293,000	-	$1,293,000
Accrual of preferred stock dividend	$317,000	-	$317,000

See accompanying notes to the consolidated financial statements

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

On December 1, 2004, the Company acquired all of the outstanding shares of Bio-Bridge Science Corporation ("BBSC"), a Cayman Islands corporation, in exchange for 29,971,590 shares of its common stock, and as a result, BBSC became a wholly owned subsidiary of Bio-Bridge Science, Inc. The acquisition was accounted for as a reverse merger (recapitalization) with BBSC deemed to be the accounting acquirer, and the Company the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of BBSC as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of BBSC, the accounting acquirer, have been carried over in the recapitalization.

BBSC was incorporated in the Cayman Islands on February 11, 2002. At the time of the exchange, BBSC held a 100% interest in Bio-Bridge Science (Beijing) Corp. ("BBS Beijing") a wholly-foreign funded enterprise of the People's Republic of China ("PRC") which was established on May 20, 2002. BBS Beijing is currently engaged in the development and commercialization of several vaccine candidates, such as HIV-PV vaccine I, cervical cancer vaccine, colon cancer vaccine, in mainland China.

History of losses and negative cash flows

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of lliabilities in the normal course of business.  Since its inception, the Company has been engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses and negative operating cash flows of $5,491,712 and $3,080,411, respectively, from February 11, 2002 (Inception) through December 31, 2007. We incurred net losses of $1,600,792 and $1,323,894 for the years ended December 31, 2007 and 2006, respectively. On February 12, 2007, the Company raised $3,000,000 in a private placement in the form of a sale of shares of Series A convertible preferred stock and warrants to purchase common stock (See Note 10). Our capital requirements for the next 12 months, as they relate to further research and development relating to our product candidate, HIV-PV Vaccine I, have been and will continue to be significant. As of December 31, 2007, we have funded our operations through equity offerings whereby we raised an aggregate $7,266,900 since inception.

On November 29, 2005, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, LP, a Delaware limited partnership based in Boston, Massachusetts ("Dutchess"). Under the terms of the Agreement, Dutchess has agreed to purchase from the Company up to $10,000,000 of the Company's common stock over a 24-month period. As of December 31, 2007, we had not requested Dutchess to invest nor had any shares been issued under the agreement with Dutchess.

Based on our current operating plan, we believe that we have sufficient cash and cash equivalents to last approximately through March 2009. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond March 2009. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Bio-Bridge Science Inc. and its wholly owned subsidiaries, Bio-Bridge Science Corporation and Bio-Bridge Science (Beijing) Corporation. Inter-company accounts and transactions have been eliminated in consolidation.

Economic and Political Risks

The Company faces a number of risks and challenges since its operation is in People’s Republic of China (PRC) and its primary market is in the PRC. We have major operations in China, where we are currently engaged in the development of HIV-PV Vaccine I, HPV vaccine, colon cancer vaccine and other related products. Our business operations may be adversely affected by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. These effects could substantially impair our business, profits or prospects in China. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Land Use Right

Land use right represents the right to use and lease land in the PRC. The cost of such acquired right has been capitalized, and is being amortized using the straight-line method over twenty- five years, which is the life of the Company’s operating license period granted by the Chinese government.

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

Cash and Cash Equivalents

For financial reporting purpose, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash of the BBS (Beijing) Corporation is held in accounts at financial institutions which are located in the PRC. The Company and subsidiaries have not experienced any losses in such accounts and do not believe that cash is exposed to any significant credit risk. At December 31, 2007, BBS (Beijing)'s cash, which is denominated in Renminbi ("RMB"), totaled $38,374.

Trading Securities

The Company accounts for trading securities using the guidance of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities ”. The Company’s trading securities are comprised of its investment in a Van Kampen unit investment fund. Trading securities are reported at fair value, with any changes in fair value during a period recorded as a charge or credit to net income (loss). Gains or losses realized upon sale of all securities are recognized at the time of sale.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, prepaid expenses, other current assets, accrued expenses and other payables, and payable to contractors approximates their fair value at December 31, 2007 due to the relatively short-term nature of these instruments. Trading securities are reported at fair value.

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

	2007	2006

Year end RMB : US$ exchange rate	7.3046	7.8087

Average yearly RMB : US$ exchange rate	7.5567	7.9395

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars (US$) at the rates used in translation.

In 2007 and 2006, the RMB appreciated against the US dollar by approximately 6.9% and 3.2%, respectively. The Chinese government manifested that it would adopt a more flexible exchange rate system. Therefore, it is expected that the RMB will appreciate gradually against major currencies in the future.

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

Comprehensive Income (Loss)

Comprehensive gain (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive gain (loss) should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive gain (loss) is a foreign currency translation adjustment. For the years ended December 31, 2007 and 2006, comprehensive loss was $1,459,837 and $1,268,773, respectively.

Loss per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) or warrants. As of December 31, 2007 common stock equivalents consist of 2,317,000 options that each convert into one share of the Company's common stock. For the years ended December 31, 2007 and 2006, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement and recognition of compensation expense for all stock-based awards based upon the grant-date fair value of those awards. We previously accounted for our stock-based awards under SFAS No. 123, "Accounting for Stock-Based Compensation" which was similar to SFAS 123R whereby the fair value of option and warrant grants was determined using the Black-Scholes option pricing model at the date of grant We adopted SFAS No. 123R, and its related implementation guidance as promulgated by both the Financial Accounting Standards Board ( the "FASB"), and the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No 107 (“SAB 107”), associated with the accounting for stock-based compensation arrangements of our employees and directors. These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period.

The Company estimates the fair value of equity-based compensation utilizing the Black-Scholes option pricing model. This model requires the input of several factors such as the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, and an estimate of expected forfeiture rate, and is subject to various assumptions. We believe this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to SFAS 123R requirements. As these amounts are estimated and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments and are based upon a variety of factors.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

3. TRADING SECURITIES

At December 31, 2007, trading securities consisted of the following:

	Cost	Unrealized loss	Fair value
Investment in Van Kampen Unit Investment Trust, Series 638	$1,882,108	$(372,192)	$1,509,916

There were no trading securities at December 31, 2006.

4. FIXED ASSETS

Fixed assets consist of the following at December 31, 2007 and 2006:

	2007	2006
Motor vehicles	$16,020	$14,986
Furniture and fixtures	33,747	27,984
Machinery	62,719	58,670
	112,486	101,640
Less accumulated depreciation	(46,712)	(25,402)
Fixed assets, net	$65,774	$76,238

Depreciation expense for the years ended December 31, 2007 and 2006 was $19,308 and $12,274, respectively.

5. LAND USE RIGHT

In July 2003, the Company obtained a 50 year land use right to build a research factory in Beijing, PRC. This type of arrangement is common for the use of land in the PRC. This amount has been capitalized and is being amortized over the twenty-five years, the term of the Company's business license.

Land use right as of December 31, 2007 and 2006, consisted of the following:

	2007	2006
Cost	$447,068	$418,206
Less accumulated amortization	(80,471)	(58,548)

Net land use rights	$366,597	$359,658

The expected amortization of the land use right over each of the next five years and thereafter is summarized as follows:

Year ending December 31,	Amount
2008	$17,882
2009	17,882
2010	17,882
2011	17,882
2012	17,882
Thereafter	277,187
$366,597

6. NOTE RECEIVABLE

On April 12, 2004, Bio-Bridge Science Corp. acquired 100% of the outstanding shares, of Aegir Ventures, Inc., a public reporting company, for $40,000. On November 26, 2004, Bio-Bridge Science Corp. sold all the issued and outstanding capital stock of Aegir Ventures, to Nakagawa Corporation, in exchange for a $40,000 promissory note. The promissory note was due November 26, 2007. In November 2007, the Company determined the loan was impaired, and accordingly, wrote off the note receivable of $40,000 as bad debt expense in 2007.

7. INCOME TAXES

Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of PRC, the applicable corporation income tax rate for the subsidiary was 15%. The Company is entitled to full exemption from CIT for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. From January 2008, China implemented new CIT, in which local and foreign enterprises are subject to CIT of 25%, unless the enterprise is a high tech enterprise. We are able to enjoy the grandfathering treatment for our tax holiday, in which we are exempt from paying taxes in 2008 and 2009, and CIT rate is 12.5% from 2010-2012. We are still waiting for the detailed tax treatment stipulations for high tech enterprises from the Chinese government to decide our CIT after 2013. The Company suffered continuing loss from its inception, and the taxable net operating losses are $1,582,263 at December 31, 2007. A valuation allowance has been provided for 100% of the future tax savings because its realization is not predicable.

The net loss carried forward for tax purposes will expire five years from when the loss is incurred. The expiring amounts for the five years after 2007 are as follows:

Expired year	Amount
2009	$139,074
2010	385,088
2011	269,548
2012	340,567
2013	447,986
Total	$1,582,263

Significant components of the Company's deferred income tax assets at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred income tax asset:
Amortization of land use right	$-	$-
Other	-	-
Net operating loss carried forward	237,339	184,553
Valuation allowance	(237,339)	(184,553)
Net deferred income tax asset	$-	$-

The Company is not a U.S. taxpayer. Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2007, the Company does not have a liability for unrecognized tax uncertainties.

Value added tax ("VAT")

In accordance with the relevant tax laws in the PRC, VAT is levied at 17% on the invoiced value of sales and is payable by the consumer. The Company is required to remit the VAT collected to the tax authority, but may deduct therefore the VAT it has paid on eligible purchases.

8. SHAREHOLDER'S EQUITY

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

Common Stock

The following represents transactions involving the issuance of the Company's common stock for the period from February 11, 2002 (inception) to December 31, 2007:

Sales of common stock in 2002

Issuance of 13,750,000 shares at inception at $0.00004 per share for total consideration of $550
Issuance of 7,461,090 shares at $0.0468 per share for total consideration of $349,180
Issuance of 1,875,000 shares at $0.12 per share for total consideration of $225,000

Sales of common stock in 2003

Issuance of 3,508,425 shares at $0.12 per share for total consideration of $421,011
Issuance of 201,200 shares at $0.32 per share for total consideration of $64,387

Sales of common stock in 2004

Issuance of 434,600 shares at $0.12 per share for total consideration of $52,150
Issuance of 1,125,275 shares at $0.32 per share for total consideration of $360,086
Issuance of 1,616,000 shares at $0.50 per share for total consideration of $807,998

Sales of common stock in 2005

Issuance of 2,179,947 shares at $0.50 per share for total consideration of $1,089,974

Sales of common stock in 2006

Issuance of 540,348 shares at $1.20 per share for total consideration of $648,417
Sale of 100,000 shares at $1.20 per share for total consideration of $120,000. The shares were issued in 2007.
Sale of 140,000 shares at $0.75 per share for total consideration of $105,000. The shares were issued in 2007.

Sales of common stock in 2007

Sale of 30,000 shares at $0.75 per share for total consideration of $22,500.

Issuance of common stock for services

On December 1, 2004, the Company issued 100,000 shares of its common stock to Richardson & Patel, LLC in consideration for legal services. The fair value of 100,000 shares was determined to be $50,000, based on the closing price of the shares when granted, and was recorded as legal expense in 2004.

On February 9, 2006, the Company agreed to issue CEOcast, Inc. 72,000 shares of common stock for investor relations services. 36,000 shares of common stock were granted on February 9, 2006 and an additional 36,000 shares were granted on May 9, 2006. The fair value of the 72,000 shares was determined to be $140,400 based on the closing price of the Company’s common stock on the dates the shares were granted, and was recorded as consulting expense in 2006.

On March 6, 2006, the Company agreed to issue CH Capital LLC 50,000 shares for financial consulting services. 25,000 shares were granted on March 6, 2006 and an additional 25,000 shares were granted on September 6 2006. The fair value of the 50,000 shares was determined to be $101,250 based on the closing price of the Company’s common stock on the date the shares were granted. The Company amortized $83,506 of expense in 2006 and $17,744 in 2007.

On March 23, 2007, the Company granted three directors 10,000 shares each of restricted common stock for one year of board service. The fair value of 30,000 shares was determined to be $30,000, based on the closing price of the shares when granted, and was recorded as compensation cost when the shares were granted.

On July 1, 2007, the Company granted two scientific board advisors 10,000 shares each of restricted common stock for one year of scientific board service. The fair value of 20,000 shares was determined to be $20,000, based on the closing price of the shares when granted, and was recorded as compensation cost when the shares were granted.

Common stock warrants

In November 2006, the Company issued a warrant to purchase 50,000 shares of common stock at $1.20 per share with a term of three years to an investor who purchased 33,333 shares of common stock in 2006 at $0.75 per share. The Company determined the warrants are properly classified as an equity instrument and no value was recorded for the warrants as any value assigned would result in an increase and decrease to additional-paid-in-capital in the same amount

On January 30, 2007, the Company issued warrants to purchase 3,000,000 shares of common stock at $1.00 per share with a term of three years to three individuals who also agreed to purchase 4,000,000 shares of Series A Convertible Preferred Stock at $0.75 per share (see discussion above). The Company determined the warrants are properly classified as an equity instrument and no value was recorded for the warrants as any value assigned would result in an increase and decrease to additional-paid-in-capital in the same amount

9. STOCK OPTION PLAN

On December 1, 2004, the Company approved and adopted the 2004 Stock Incentive Plan. The 2004 stock incentive plan provides for the grant of incentive stock options to our employees, and for the grant of non-statutory stock options, restricted stock, stock appreciation rights and performance shares to our employees, directors and consultants. The Company has reserved a total of 2,000,000 shares of its common stock for issuance pursuant to the 2004 stock incentive plan. The 2004 stock incentive plan does not provide for automatic annual increases in the number of shares available for issuance under the plan. As of December 31, 2007, 1,897,000 options had been granted under this plan, and an additional 420,000 options have been granted outside of the plan.

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

Issuance of stock options

In 2004, the Company issued to Columbia China Capital Group, Inc. (“Columbia China”) an option to purchase 1,342,675 shares of common stock at $.001 per share to be exercised within a three-year period in consideration for financial consulting services to be provided over a two-year period. The fair value of the options was $670,098 at the date of grant, which was determined by the Black-Scholes valuation method using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected life of 3 years; and estimated volatility of 85% based on recent history of the stock price in the industry. The Company revalued the fair value of the options at the end of each reporting period in accordance with EITF 96-18 and determined there was no significant change to the initial valuation. The Company amortized the value of the options over the two- year term of the service agreement. Amortization was $279,208 in 2004 and $251,287 in 2005. On December 1, 2004 and October 17, 2005, 200,000 and 300,000 options, respectively, were exercised. On October 18, 2005, Columbia China forfeited 350,000 options. The unamortized balance of deferred compensation of $139,604 was reclassified into additional paid-in capital in 2005. On January 9, 2006 and March 2, 2007, Columbia China forfeited a total of 97,000 additional options. In February 2007, Columbia China exercised 395,675 options and no longer owns any options.

On December 1, 2004, the Company an option to purchase 50,000 shares of its common stock at $0.001 per share to Richardson & Patel, LLC in consideration for legal services. The fair value of the options was $24,954 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 85 percent based on recent history of the stock price in the industry. The value of the options was reflected as a consulting expense in 2004. The options were forfeited in 2007.

On July 1, 2005, the Company issued to two consultants an option to purchase 20,000 shares of common stock at $.001 per share to be exercised within a three-year period in consideration for scientific advisory service. The fair value of the options was $9,982 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The Company revalued the fair value of the options at the end of each reporting period in accordance with EITF 96-18 and determined there was no significant change to the initial valuation. The value of the options issued was amortized over the one- year term of the service agreement.

On October 14, 2005, the Company issued to Mr. Liang Qiao, MD, the Company's chief executive officer, an option to purchase 600,000 shares of common stock at $0.55 per share, exercisable for a ten-year period. The fair value of the options was $157,770 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of four years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options is being amortized over the three year vesting period. For years ended December 31, 2007 and 2006, $52,600 and $52,600, respectively, was amortized and included in compensation cost.

On October 14, 2005, the Company issued to 25 employees options to purchase 1,345,000 shares of common stock at $0.5 per share to be exercised with a ten-year (10) period. The fair value of the options was $369,045 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 4 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options will be amortized over the three year vesting period. For years ended December 31, 2007 and 2006, $121,115 and $122,070, respectively, was amortized and included in compensation cost.

On November 2, 2005, the Company issued to Mr. Wenhui Qiao (the Company's director and president) and Mr. Chuen Huei (Kevin) Lee (the Company's CFO) an option to purchase 300,000 shares of common stock at $0.001 per share. The fair value of the options was $149,738 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 4 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the stock options of $149,738 was reflected as compensation expense in 2005.

On November 2, 2005, the Company issued to Adam Friedman Associates, LLC, the Company's investor relations consultant, an option to purchase 50,000 shares of common stock at $0.001 per share to be exercised within a one-year period in consideration for financial. The fair value of the options was $24,952 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 1.5 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options was being amortized over the one- year term of the service agreement. For the years ended December 31, 2006 and 2005, $20,794 and $4,158, respectively, was amortized and included in consulting expense. The options were exercised in 2007

On November 2, 2005, the Company issued to Ms. Ma Suifang, the Company's financial consultant, an option to purchase 8,116 shares of common stock at $.001 per share. The fair value of the options was $4,051 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the stock options of $4,051 was reflected as consulting expense in 2005.

On July 1, 2006, the Company issued options to two consultants to purchase 10,000 shares of common stock, individually. The fair value of the options was $44,982 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 49 percent based on recent history of the stock price in the industry. For the years ended December 31, 2007 and 2006, $22,491 and $22,491, respectively, was amortized and included as consulting expense.

On April 1, 2007, the Company granted Mr. Larry E. Henneman, Jr. an option to purchase 20,000 shares of commons stock for legal services in connection with our patent applications in the United States. The exercise price is $0.001 and the expiration date is five years from the grant date. The fair value of the options was $20,783 at the date of grant, which was determined using the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; a risk-free interest rate of 3.4%; an expected life of 5 years; and an estimated volatility of 52 percent based on recent history of the stock price in the industry. The total of $20,783 was charged to consulting expense at the date the options were granted.

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

The following table summarizes the stock option activity under the plan and non plan issuances:
	Options Granted	Weighted Average Exercise Price
Outstanding at December 31, 2003 and prior	-	-
Granted	1,392,675	$ 0.001
Exercised	(200,000)	$ 0.001
Outstanding at December 31, 2004	1,192,675	$ 0.001
Granted	2,323,116	$ 0.44
Exercised	(328,116)	$ 0.001
Forfeited	(350,000)	$ 0.001
Outstanding at December 31, 2005	2,837,675	$ 0.36
Granted	20,000	$ 0.001
Exercised	(50,000)	$ 0.001
Forfeited	(122,000)	$ 0.001
Outstanding at December 31,2006	2,685,675	$ 0.37
Granted	122,000	$ 0.001
Exercised	(415,675)	$ 0.001
Forfeited	(25,000)	$ 0.001
Expired	(50,000)	$ 0.001
Outstanding at December 31,2007	2,317,000	$ 0.42
Exercisable at December 31 2007	1,843,250	$ 0.40

 The following table summarizes information about stock options outstanding as of December 31, 2007:
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.001 to $0.55	2,317,000	$0.42	3	1,843,250	$0.40
	2,317,000			1,843,250

Information relating to stock options at December 31, 2007 summarized by exercise price is as follows:

Outstanding			Exercisable
Exercise price per share	Number of shares	Life (years)	Exercise price	Number of Shares	Weighted average exercise price
$0.001	400,000	2	$ 0.001	400,000	$ 0.001
$0.001	20,000	1	$ 0.001	20,000	$ 0.0001
$0.5	1,297,000	3	$ 0.5	973,250	$ 0.2635
$0.55	600,000	3	$ 0.55	450,000	$ 0.1343
$0.001 to $0.55	2,317,000	3	$ 0.37	1,843,250	$ 0.40

The aggregate intrinsic value of 2,317,000 options outstanding and 1,843,250 options exercisable as of December 31, 2007 was $1,107,550 and $1,015,743, respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company’s common shares for the options that were in-the-money as of December 31, 2007. At December 31, 2007, options for 473,750 shares were nonvested.  The total deferred compensation expense for the outstanding value of unvested stock options was $157,235 as of December 31, 2007, which will be recognized over a weighted average period of 12 months.

10. COMMITMENTS AND CONTINGENCIES

Construction in Progress

In May 2003, the Company acquired a land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices (“GMP”) regulations primarily for clinical trials of HIV-PV Vaccine I. As of December 31, 2005, the Company had received all necessary permits and approvals. The general plans for development include the construction of a laboratory facility (“Phase One”) and construction of an administrative office building (“Phase Two”). The Company estimates the total project costs for Phase One will be approximately $2,100,000 to $2,200,000. At December 31, 2007, Phase One construction and internal -clean room decoration was substantially complete at a cost of approximately $1,814,000, and is recorded as construction in progress. At December 31, 2007, $124,017 is due to the contractors of Phase One for the completed construction and internal clean room decoration. The Company estimates the remaining costs associated with Phase One will be approximately $400,000 to $500,000, primarily for permanent electrical and related equipment the Company intends to install. At December 31, 2007, the Company had not negotiated any contracts for the purchase of any of the electrical equipment. The Company estimates the purchase and installation of the electrical equipment to be completed by August 2008. In addition, the Company estimates the cost of laboratory equipment it will need to purchase before Phase One can be used will be approximately $800,000 to $1,000,000. At December 31, 2007, the Company had not negotiated any contracts for the purchase of any of the laboratory equipment. The Company estimates the purchase and installation of the laboratory equipment to be completed by August 2008. At December 31, 2007, Phase Two was still in the design stage. The Company estimates total project costs for Phase Two will be approximately $1,000,000. The Company estimates that construction of Phase Two may begin after 2009, but currently the Company has no firm plans for construction of Phase Two.

Lease Commitment

As of December 31, 2007, future minimum lease payments are for our office in Oak Brook, IL., were $29,113, $28,087 and $19,004 for 2008, 2009 and 2010, respectively. As of December 31, 2007, future minimum lease payments for our office in Beijing, PRC (which is leased from Wenhui, Qiao, our director and president) are $9,857 for 2008 and none thereafter.

Royalty and License Arrangements

Mr. Liang Qiao, M.D., the Company's co-founder and chief executive officer, is one of the two co-inventors of the Company's core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, the Company has obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of December 31, 2007, the Company had not generated any revenues from the sale of any products under development, nor had the Company received any revenues from sublicenses.

Research and Development Agreement

On May 6, 2004, Beijing Institute of Radiation Medicine and we entered into agreements for conducted biodistribution and integration studies for HIV-PV Vaccine I. The aggregate amount for the testing is $24,184 and as of December 31, 2007, the remaining commitment was $5,476.

Distribution Agreement

On November 21, 2005, we entered into an exclusive distribution agreement with Xinhua Surgical Instruments Co. Ltd., (“Xinhua”) located in Shandong, China. Under this agreement, we have been granted exclusive distribution rights for all Xinhua surgical instruments in the United States, which are subject to FDA approval. The Company is responsible for advertising and marketing expenses in connection with distribution of Xinhua surgical instruments in the United States. Sales were $2,979 in 2007 and $1,768 in 2006. Minimum sales per the agreement are $50,000 in 2007, $60,000 in 2008, and increases 10% annually thereafter. Although we did not reach the minimum sales requirement in 2007, Xinhua indicated that we still have the exclusive distribution right in 2008.

On March 17, 2008, the Company entered into an Exclusive Agency Agreement (the "Agreement") with Xinhua. Under the renewed Agreement, the Company has been granted exclusive distribution rights for all Xinhua surgical instruments in the United States, Australia, and New Zealand. The Company’s minimum sale requirement for these three areas in 2008 will be $55,000 and increases 10% annually thereafter. The Company is responsible for advertising and marketing expenses in connection with distribution of Xinhua surgical instruments in these three areas. Subject to minimum sale requirements, the Company's exclusivity rights in these three areas will be extended. The new Agreement supersedes the previous agreement signed on November 21, 2005.

11. SUBSEQUENT EVENTS

On January 15, 2008, we executed a non-binding letter of intent to acquire 51% of Xinheng Baide Biotechnology Co. Ltd. ( “Xinheng Baide”), based in Huhhot in China. Xinheng Baide is a bovine serum manufacturer in China. Bovine serum is used in production of many vaccines as well as for laboratory scientific research. The completion of the acquisition is subject to execution of a definitive acquisition agreement (including determination of sale price), as well as certain due diligence.