Form 10QSB
period 2008-03-31
BIO BRIDGE SCIENCE INC
filed 2008-05-15
CIK 1309304

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: March 31, 2008

or

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

Common Stock Outstanding as of March 31, 2008: 34,357,676 shares

Transitional Small Business Disclosure Format:   Yes ☐   No ☒

Bio-Bridge Science, Inc
(A development stage company)
Index to Form 10-QSB

		Page
Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	3

	Unaudited Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2008 and 2007 and for the period from February 11, 2002 (inception) through March 31, 2008	4

	Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Gain (Loss) for the period from February 11, 2002 (inception) through March 31, 2008	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2008 and 2007 and for the period from February 11, 2002 (inception) through March 31, 2008	7

	Notes to Unaudited Condensed Consolidated Financial Statements	12

Item 2.	Management's Discussion and Analysis or Plan of Operation	23

Item 3.	Controls and Procedures	30

Part II	Other Information	30

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

	SIGNATURES	31

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$303,840	$104,372

Prepaid expenses and other current assets	23,320	28,662

Trading securities, at fair value	1,129,275	1,509,916
Total Current Assets	1,456,435	1,642,950

Fixed assets, net	63,132	65,774

Construction in progress	1,904,033	1,814,291

Land use right, net of current portion	376,861	366,597

TOTAL ASSETS	$3,800,461	$3,889,612

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses and other payables	$157,215	$121,270
Advances from director	28,494	-
Payable to contractors	129,064	124,017
Total current liabilities	314,773	245,287

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,000,000 shares issued and outstanding	4,000	4,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 34,357,676 shares issued and outstanding	34,358	34,358
Additional paid-in capital	10,592,165	10,349,611
Preferred stock dividend payable in common stock	47,000	137,000
Subscription receivable	(20,020)	(20)
Stock to be issued, 256,666 and 50,000 shares, respectively	257	50
Accumulated other comprehensive gain	308,474	221,358
Deficit accumulated during the development stage	(7,480,546)	(7,102,032)

Total Shareholders’ Equity	3,485,688	3,644,325

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,800,461	$3,889,612

See accompanying notes to the condensed consolidated financial statements

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED MARCH 31, 2008 AND 2007, AND FOR THE PERIOD FROM
FEBRUARY 11, 2002 (INCEPTION) THROUGH MARCH 31, 2008

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	For The Period From February 11, 2002 (Inception) Through March 31, 2008

REVENUE	$2,285	$357	$7,032
COST OF GOODS SOLD	(891)	(227)	(3,699)
GROSS PROFIT	1,394	130	3,333

Research and development cost	(36,533)	(43,545)	(508,874)
Selling and distribution expenses	(12,329)	(5,473)	(100,610)
General and administrative expenses	(206,561)	(298,989)	(4,908,858)

LOSS FROM OPERATIONS	(254,029)	(347,877)	(5,515,009)

Interest income	26	3,413	16,824

Unrealized loss on trading securities	(70,862)	(23,066)	(443,054)

Loss on sale of trading securities	(9,766)	-	(12,584)

Dividend income	46,117	9,446	173,597

NET LOSS	(288,514)	(358,084)	(5,780,226)

DEEMED PREFERRED STOCK DIVIDENDS	-	(1,293,320)	(1,293,320)

PREFERRED STOCK DIVIDENDS	(90,000)	(47,000)	(407,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(378,514)	$(1, 698,404)	$(7,480,546)

LOSS PER SHARE, basic and diluted	$(0.01)	$(0.01)

LOSS PER SHARE, attributable to common shareholders, basic and diluted	$(0.01)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING, basic and diluted	34,357,676	33,732,001

See accompanying notes to the condensed consolidated financial statements

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME FOR THE PERIOD FROM FEBRUARY 11, 2002
(INCEPTION) THROUGH MARCH 31, 2008

			Additional		Common Stock	Accumulated Other	Deficit Accumulated During the
	Common Stock		Paid-in	Deferred	To be	Comprehensive	Development
	Shares	Amount	Capital	Compensation	Issued	Gain (Loss)	Stage	Total
Balance, February 1, 2002	-	$-	$-	$-	$-	$-	$-	$-

Issuance of 13,750,000 shares at $0.00004	13,750,000	13,750	(13,200)	-	-	-	-	550

Issuance of 7,461,090 shares at $0.0468	7,461,090	7,461	341,719	-	-	-	-	349,180

Issuance of 1,875,000 shares at $0.12	1,875,000	1,875	223,125	-	-	-	-	225,000

Foreign currency translation loss	-	-	-	-	-	(499)	-	(499)

Net loss	-	-	-	-	-	-	(114,476)	(114,476)

BALANCE DECEMBER 31, 2002	23,086,090	23,086	551,644	-	-	(499)	(114,476)	459,755

Issuance of 3,508,425 shares at $0.12	3,508,425	3,509	417,502	-	-	-	-	421,011

Issuance of 201,200 shares at $0.32	201,200	201	64,186	-	-	-	-	64,387

Foreign currency translation loss	-	-	-	-	-	(644)	-	(644)

Net loss	-	-	-	-	-	-	(255,020)	(255,020)

BALANCE DECEMBER 31, 2003	26,795,715	26,796	1,033,332	-	-	(1,143)	(369,496)	689,489

Issuance of 434,600 shares at $0.12	434,600	435	51,715	-	-	-	-	52,150

Issuance of 1,125,275 shares at $0.32	1,125,275	1,125	358,961	-	-	-	-	360,086

Issuance of 1,616,000 shares at $0.50	1,616,000	1,616	806,382	-	-	-	-	807,998

Stock options granted for services	-	-	695,052	(695,052)	-	-	-	-

Fair value of shares issued for services	100,000	100	49,900	-	-	-	-	50,000

Exercise of options	200,000	200	-	-	-	-	-	200

Amortization of deferred compensation	-	-	-	304,162	-	-	-	304,162

Foreign currency translation loss	-	-	-	-	-	(457)	-	(457)
Net loss	-	-	-	-	-	-	(944,437)	(944,437)
BALANCE DECEMBER 31, 2004	30,271,590	$30,272	$2,995,342	$(390,890)	$-	$(1,600)	$(1,313,933)	$1,319,191

See accompanying notes to the condensed consolidated financial statements

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME FOR THE PERIOD FROM FEBRUARY 11, 2002
(INCEPTION) THROUGH MARCH 31, 2008

			Additional		Common Stock	Accumulated Other	Deficit Accumulated During the
	Common Stock		Paid-in	Deferred	To be	Comprehensive	Development
	Shares	Amount	Capital	Compensation	Issued	Gain (Loss)	Stage	Total
BALANCE DECEMBER 31, 2004	30,271,590	$30,272	$2,995,342	$(390,890)	$-	$(1,600)	$(1,313,933)	$1,319,191

Issuance of 2,179,947 shares at $0.50	2,179,947	2,180	1,087,794	-	-	-	-	1,089,974

Stock options issued for services	-	-	34,935	(34,935)	-	-	-	-

Stock options granted to employees and officers	-	-	680,604	(680,604)	-	-	-	-

Amortization of deferred compensation	-	-	-	458,127	-	-	-	458,127

Forfeiture of options	-	-	(139,604)	139,604	-	-	-	-

Exercise of options	-	-	(328)	-	328	-	-	-

Foreign currency translation gain	-	-	-	-	-	26,882	-	26,882

Net loss	-	-	-	-	-	-	(1,253,093)	(1,253,093)

BALANCE DECEMBER 31, 2005	32,451,537	$32,452	$4,658,743	$(508,698)	$328	$25,282	(2,567,026)	$1,641,081

See accompanying notes to the condensed consolidated financial statements

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE PERIOD FROM FEBRUARY 11, 2002(INCEPTION) THROUGH MARCH 31, 2008

			Additional		Common Stock	Accumulated Other		Deficit Accumulated During the
	Common Stock	Common Stock	Paid-in	Deferred	To be	Comprehensive	Subscriptions	Development
	Shares	Amount	Capital	Compensation	Issued	Gain (Loss)	Receivable	Stage	Total

BALANCE DECEMBER 31, 2005	32,451,537	$32,452	$4,658,743	$(508,698)	$328	$25,282	$-	(2,567,026)	$1,641,081

Reclassification of deferred compensation balance to additional-paid-in-capital	-	-	(508,698)	508,698	-	-	-	-	-

Issuance of shares for previously exercised stock option	328,116	328	-	-	(328)	-	-	-	-

Sales of shares at $0.75 to $1.20 per share for cash, net of issuance costs	540,348	540	872,637	-	240	-	(25,091)	-	848,326

Fair value of shares issued for services	122,000	122	223,773	-	-	-	-	-	223,895

Fair value of vested employee stock options	-	-	174,670	-	-	-	-	-	174,670

Fair value of vested consultant stock option	-	-	48,277	-	-	-	-	-	48,277

Exercise of options	50,000	50	-	-	-	-	-	-	50

Foreign currency translation loss	-	-	-	-		55,121	-	-	55,121

Net loss	-	-	-	-	-	-	-	(1,323,894)	1,323,894
BALANCE DECEMBER 31, 2006	33,492,001	$33,492	$5,469,402	$-	$240	$80,403	$(25,091)	$(3,890,920)	$1,667,526

See accompanying notes to the condensed consolidated financial statements

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE PERIOD FROM FEBRUARY 11, 2002(INCEPTION) THROUGH MARCH 31, 2008

					Preferred stock dividend payable in	Additional	Common Stock	Accumulated Other		Deficit Accumulated During the
	Common Stock		Preferred stock		common	Paid-in	To be	Comprehensive	Subscriptions	Development
	Shares	Amount	Shares	Amount	share	Capital	Issued	Gain (Loss)	Receivable	Stage	Total

BALANCE DECEMBER 31, 2006	33,492,001	$33,492	-	$-	$-	$5,469,402	$240	$80,403	$(25,091)	$(3,890,920)	$1,667,526

Issuance of common stock at $0.75 per share for cash, net of issuance costs	-	-	-	-	-	22,470	30	-	-	-	22,500

Issuance of preferred shares at $0.75 per share for cash, net of issuance costs	-	-	4,000,000	4,000	-	2,996,000	-	-	-	-	3,000,000

Deemed dividend related to beneficial conversion feature of convertible preferred stock	-	-	-	-	-	1,293,320	-	-	-	(1,293,320)	-

Accrual of preferred stock dividend	-	-	-	-	317,000	-	-	-	-	(317,000)	-

Payment of preferred stock dividend	180,000	180	-	-	(180,000)	179,820	-	-	-	-	-

Compensatory shares issued to consultant	30,000	30	-	-	-	67,694	20	-	-	-	67,744

Fair value of vested employee stock options	-	-	-	-	-	173,715	-	-	-	-	173,715

Fair value of vested consultant stock options	-	-	-	-	-	147,190	-	-	-	-	147,190

Issuance of shares for previously exercised stock option	240,000	240	-	-	-	-	(240)	-	-	-	-

Proceeds from previously issued stock	-	-	-	-	-	-	-	-	25,071	-	25,071

Exercise of options	415,675	416	-	-	-	-	-	-	-	-	416

Foreign currency translation gain	-	-	-	-	-	-	-	140,955	-	-	140,955

Net loss	-	-	-	-	-	-	-	-	-	(1,600,792)	(1,600,792)
BALANCE DECEMBER 31, 2007	34,357,676	$34,358	4,000,000	$4,000	$137,000	$10,349,611	$50	$221,358	$(20)	$(7,102,032)	$3,644,325

See accompanying notes to the condensed consolidated financial statements

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE PERIOD FROM FEBRUARY 11, 2002(INCEPTION) THROUGH MARCH 31, 2008

	Common Stock		Preferred Stock		Preferred stock dividend payable in common share	Additional paid-in capital	Accumulated other comprehensive loss	Common stocks to be issued	Subscriptions receivable	Deficit accumulated during the development stage	Total
	Shares	Amount	Shares	Amount

BALANCE DECEMBER 31, 2007	34,357,676	$34,358	4,000,000	$4,000	$137,000	$10,349,611	$221,358	$50	$(20)	$(7,102,032)	$3,644,325

Sale of shares of common stock at 0.75 per share	-	-	-	-	-	19,973	-	27	(20,000)	-	-

Accrual of preferred stock dividend	-	-	-	-	90,000	-	-	-	-	(90,000)	-

Payment of preferred stock dividend	-	-	-	-	(180,000)	179,820	-	180	-	-	-

Fair value of vested employee stock options	-	-	-	-	-	42,761	-	-	-	-	42,761

Foreign currency translation loss	-	-	-	-	-	-	87,116	-	-	-	87,116

Net loss	-	-	-	-	-	-	-	-	-	(288,514)	(288,514)
BALANCE MARCH 31, 2008	34,357,676	$34,358	4,000,000	$4,000	$47,000	$10,592,165	$308,474	$257	$(20,020)	$(7,480,546)	$3,485,688

See accompanying notes to the condensed consolidated financial statements

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007,
AND FOR THE PERIOD FROM FEBRUARY 11, 2002(INCEPTION) THROUGH MARCH 31, 2008

	For Three Months Ended March 31, 2008	For Three Months Ended March 31, 2007	For The Period From February 11, 2002 (Inception) Through March 31, 2008
Cash flows from operating activities
Net loss	$(288,514)	$(358,084)	$(5,780,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,986	4,665	49,180
Amortization of land use right	4,560	4,202	77,884
Non cash stock compensation expense	42,761	102,324	1,690,540
Write off for notes receivable	-	-	40,000
Unrealized loss on trading securities	70,862	23,066	443,054
Loss on sale of trading securities	9,766	-	12,584
Loss on sale of investment	-	-	2,107
Change in operating assets and liabilities:
Prepaid expense and other assets	5,342	4,054	(23,318)
Payable to contractors	5,046	(318,668)	129,064
Accrued expenses and other payables	35,944	21,939	157,214
Net Cash Used In Operating Activities	(109,247)	(516,502)	(3,201,917)

Cash flows from investing activities
Purchase of land use right	-	-	(394,559)
Increase in construction in progress	(15,602)	(20,017)	(1,713,538)
Purchase of fixed assets	-	(1,196)	(106,240)
Purchase of investment	-	-	(40,000)
Purchase of trading securities	-	(1,897,183)	(1,984,924)
Proceeds from sale of trading securities	300,013		400,012
Net Cash Provided By (Used In) Investing Activities	284,411	(1,918,396)	(3,839,249)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	4,265,906
Proceeds from issuance of preferred stock	-	3,000,000	3,000,000
Proceeds from issuance of previously issued stocks	-	-	-
Proceeds from exercise of stock option	-	-	994
Advances from director	28,494	-	28,494
Net Cash Provided By Financing Activities	28,494	3,000,000	7,295,394

Net increase in cash and cash equivalents	203,658	565,102	254,228

See accompanying notes to the condensed consolidated financial statements

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007, AND FOR THE PERIOD FROM FEBRUARY 11, 2002
(INCEPTION) THROUGH MARCH 31, 2008

	For Three Months Ended March 31, 2008	For Three Months Ended March 31, 2007	For The Period From February 11, 2002 (Inception) Through March 31, 2008

Effect of exchange rate changes on cash	(4,190)	13,852	49,612
Cash and cash equivalents, beginning of period	104,372	149,613	-

Cash and cash equivalents, end of period	$303,840	$728,567	$303,840

Supplemental cash flow information
Interest Paid	$-	$-	$-
Income taxes Paid	$-	$-	$-
Supplemental non-cash investing and financing activities
Deemed dividend related to beneficial conversion feature of convertible preferred stock	$-	$1,293,000	$1,293,000
Accrual of preferred stock dividend payable in common stock	$90,000	$47,000	$407,000

See accompanying notes to the condensed consolidated financial statements

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2008

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

The condensed consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB filed with the SEC on March 31, 2008. These interim financial statements should be read in conjunction with that report.

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

BBSC was incorporated in the Cayman Islands on February 11, 2002. At the time of the exchange, BBSC held a 100% interest in Bio-Bridge Science (Beijing) Corp. ("BBS Beijing"), a wholly-foreign funded enterprise of the People's Republic of China ("PRC") which was established on May 20, 2002. BBS Beijing is currently engaged in the development and commercialization of several vaccine candidates, such as HIV-PV vaccine I, cervical cancer vaccine, colon cancer vaccine, in mainland China.

History of losses and negative cash flows

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business.  Since its inception, the Company has been engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses and negative operating cash flows of $5,780,226 and $3,201,917, respectively, from February 11, 2002 (Inception) through March 31, 2008. We incurred net losses of $288,514 and $358,084 for the three months ended March 31, 2008 and 2007, respectively. On February 12, 2007, the Company raised $3,000,000 in a private placement in the form of a sale of shares of Series A convertible preferred stock and warrants to purchase common stock (See Note 4). Our capital requirements for the next 12 months, as they relate to further research and development relating to our product candidates have been and will continue to be significant. As of March 31, 2008, we have funded our operations through equity offerings whereby we raised an aggregate $7,295,394 since inception.

Based on our current operating plan, we believe that we have sufficient cash and cash equivalents to last approximately through April 2009. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond April 2009. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

 NOTE 3-SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Bio-Bridge Science Inc. and its wholly owned subsidiaries, Bio-Bridge Science Corp. and Bio-Bridge Science (Beijing) Corp. Inter-company accounts and transactions have been eliminated in consolidation.

Economic and Political Risks

The Company faces a number of risks and challenges since its operation is in PRC and its primary market is in the PRC. We have operations in China where we are currently engaged in pre-clinical testing of our vaccine candidates and other related activities. Our business operations may be adversely affected by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. These effects could substantially impair our business, profits or prospects in China. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

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

Trading Securities

The Company accounts for trading securities using the guidance of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company’s investments in trading securities is comprised of it’s investment in a Van Kampen unit investment fund. Trading securities are reported at fair value, with any changes in fair value during a period recorded as a charge or credit to net income (loss). Gains or losses realized upon sale of all securities are recognized at the time of sale. Cash received in excess of cumulative dividends is considered a return of principal.

Financial Assets and Liabilities Measured at Fair Value

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company’s consolidated financial position or results of operations.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three broad levels, considering the relative reliability of the inputs. The fair value hierarchy assigns the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of an input to the valuation that is significant to the fair value measurement. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 uses quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 uses inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 uses unobservable inputs for the asset or liability. Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company's own estimates of assumptions that market participants would use in pricing the asset or liability.

At March 31, 2008, the Company’s financial assets and liabilities that were measured at fair value include its investment in trading securities which have a cost of $1,200,137, a gross unrealized loss of $79,892, and a fair value of $1,129,275. The Company estimates the fair value of its trading securities based on unadjusted quoted prices in active markets of identical assets. In accordance with SFAS No. 157, this is a Level 1 valuation.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, prepaid expenses, and other current assets, accrued expenses and other payables, payable to contractors, and advances from director approximates their fair value at March 31, 2008 due to the relatively short-term nature of these instruments. Trading securities are reported at fair value.

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

	2008	2007
Quarter / Year end RMB : US$ exchange rate	7.0190	7.3046
Average yearly RMB : US$ exchange rate	7.1618	7.5567

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

In 2007 the RMB appreciated against the US dollar by approximately 6.9. The Chinese government manifested that it would adopt a more flexible exchange rate system. Therefore, it is expected that the RMB will appreciate gradually against major currencies in the future.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) —an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2008, the Company does not have a liability for unrecognized tax benefits.

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

The Company also files tax returns with other jurisdictions, including the PRC. These returns are subject to audit by the taxing authorities. The Company believes it files all returns properly. In accordance with the relevant tax laws and regulations of PRC, the applicable corporation income tax rate for the subsidiary was 15%. The Company is entitled to full exemption from CIT for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. From January 2008, China implemented new CIT, in which local and foreign enterprises are subject to CIT of 25%, unless the enterprise is a high tech enterprise. We are able to enjoy the grandfathering treatment for our tax holiday, in which we are exempt from paying taxes in 2008 and 2009, and CIT rate is 12.5% from 2010-2012. The State Administration of Taxation of China has issued a circular recently that companies in the eight high tech encouraging industries are able to enjoy CIT deductions if approved after application. The Company believes it belongs to the eight industries, and expects to be able to enjoy 15% CIT after 2013 if qualified as a high-tech enterprise.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s current components of comprehensive income consist of foreign currency translation adjustments.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants. As of March 31, 2008, common stock equivalents consist of options convertible into 2,297,000 shares of the Company's common stock and warrants convertible into 3,000,000 shares of the Company's common stock. For the three month periods ended March 31, 2008 and 2007, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS No.161). SFAS No.161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS No.161 only requires enhanced disclosures, this standard will have no impact on the Financial Statements

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

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

Issuance of 4,000,000 preferred shares at $ 0.75 per share for total consideration of $3,000,000

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

Certain registration payment arrangements were included with a private placement of the Company’s preferred stock. Among these, the Company was required to file a registration statement within 60 days of the February 12, 2007 closing of the private placement. The Company has not recorded any liability related to these registration rights because the Company and preferred shareholders agreed there would be no monetary damages if the Company did not meet its obligations under the registration rights agreement.

Two investors in the Series A preferred stock private placement were appointed as directors of the Company in 2007.

Common stock

Issuance of common stock for cash

The following represents transactions involving the purchases of the Company's common stock for cash categorized by period (for the period from the date of inception to March 31, 2008):

Issuance of common stock during 2002

Issuance of 13,750,000 shares at inception at $0.00004 per share for total consideration of $550
Issuance of 7,461,090 shares at $0.0468 per share for total consideration of $349,180
Issuance of 1,875,000 shares at $0.12 per share for total consideration of $225,000

Issuance of common stock during 2003

Issuance of 3,508,425 shares at $0.12 per share for total consideration of $421,011
Issuance of 201,200 shares at $0.32 per share for total consideration of $64,387

Issuance of common stock during 2004

Issuance of 434,600 shares at $0.12 per share for total consideration of $52,150
Issuance of 1,125,275 shares at $0.32 per share for total consideration of $360,086
Issuance of 1,616,000 shares at $0.50 per share for total consideration of $807,998

Issuance of common stock during 2005

Issuance of 2,179,947 shares at $0.50 per share for total consideration of $1,089,974

Issuance of common stock during 2006

Issuance of 540,348 shares at $1.20 per share for total consideration of $648,417
Sale of 100,000 shares at $1.20 per share for total consideration of $120,000. The shares were issued in 2007.
Sale of 140,000 shares at $0.75 per share for total consideration of $105,000. The shares were issued in 2007.

Issuance of common stock during 2007

Sale of 30,000 shares at $0.75 per share for total consideration of $22,500.

Issuance of common stock in 2008

Sale of 26,666 shares at $0.75 per share for total consideration of $20,000.

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

NOTE 5-STOCK OPTION PLAN

On December 1, 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan provides for the grant of incentive stock options to our employees, and for the grant of non-statutory stock options, restricted stock, stock appreciation rights and performance shares to our employees, directors and consultants. The Company has reserved a total of 2,000,000 shares of its common stock for issuance pursuant to the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan does not provide for automatic annual increases in the number of shares available for issuance under the plan. As of March 31, 2008, 1,897,000 options had been granted under this plan.

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

On October 14, 2005, the Company issued to Mr. Liang Qiao, MD, the Company's chief executive officer, an option to purchase 600,000 shares of common stock at $0.55 per share to be exercised with a ten-year (10) period. The options granted were valued at $157,770 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of four years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options will be amortized over the three year vesting period. For quarter ended March 31, 2008, $13,150 has been amortized and included in the accompanying statement of operations.

On October 14, 2005, the Company issued to 25 employees options to purchase 1,345,000 shares of common stock at $0.5 per share to be exercised with a ten-year (10) period. The options granted were valued at $369,045 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 4 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options will be amortized over the three year vesting period. For quarter ended March 31, 2008, $29,612 has been amortized and included in the accompanying consolidated statement of operations.

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

On November 2, 2005, the Company issued to Adam Friedman Associates, LLC, the Company's investor relations consultant, an option to purchase 50,000 shares of common stock at $0.001 per share to be exercised within a one-year period in consideration for financial consulting service to be provided over a one-year period. The options were exercised in the second quarter of 2006 The options granted were valued at $24,952 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 1.5 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options was amortized over the one- year term of the service agreement.

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

On July 1, 2006, the Company issued options to two consultants to purchase 10,000 shares of common stock, individually. The fair value of the options was $44,982 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 3 years; and estimated volatility of 49 percent based on recent history of the stock price in the industry. For the years ended December 31, 2007 and 2006, $22,491 and $22,491 was amortized and included as consulting expense respectively.

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

The following table summarizes the stock option activity under the plan and outside- the- plan issuances:

	Options Granted	Weighted Average Exercise Price

Outstanding at January 1, 2008	2,317,000	$0.42

Granted	0	0
Exercised	0)	$0
Withdrawn	(20,000)	$0.001

Outstanding at March 31, 2008	2,297,000	$0.42

Exercisable at March 31, 2008	1,984,501	$0.41

The following table summarizes information about stock options outstanding as of March 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price

$0.001 to $0.55	2,297,000	$0.42	7.62	1,984,501	$0.41
	2,297,000			1,984,501

The aggregate intrinsic value of the 2,297,000 options outstanding and 1,984,501 options exercisable as of March 31, 2008 was $982,830 and $878,455, respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company's common shares for the options that were in-the-money as of March 31, 2008.

A summary of the status of nonvested shares as of March 31, 2008 are as follows:

Number of Shares

Nonvested at January 1, 2008	473,750
Granted	-
Vested	(157,917))
Withdrawn	(3,334)
Nonvested at March 31, 2008	312,499

The total deferred compensation expense for the outstanding value of unvested stock options was $222,352 as of March 31, 2008, which will be recognized over a period of 12 months.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Construction in progress

In May 2003, the Company acquired a land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of HIV-PV Vaccine I. As of December 31, 2005, the Company had received all necessary permits and approvals. The general plans for development include the construction of a laboratory facility (“Phase One”) and construction of an administrative office building (“Phase Two”). The Company estimates the total project costs for Phase One will be approximately $2,600,000. At March 31, 2008, Phase One construction and internal clean room decoration was substantially completed at a cost of approximately $1,900,000, and is recorded as construction in progress. At March 31, 2008, $129,064 is due to the contractors of Phase One for the completed construction and internal clean room decoration and this obligation is recorded as due to contractors.

The Company estimates that the remaining costs associated with completion of Phase One project will be approximately $700,000, primarily for permanent electrical equipment to be installed and related works to be finished. As of March 31, 2008, the Company had signed an agreement with several contractors and vendors to finish the electricity project. The Company estimates the purchase and installation of the electrical and steam equipment will be completed by the end of the second quarter of 2008. In addition, the Company estimates the cost of laboratory equipment it needs before Phase One is fully operational will be approximately $1,000,000. At March 31, 2008, the Company had not negotiated any contracts for the purchase of any of the laboratory equipment. The Company estimates the purchase and installation of the laboratory equipment will be completed by the fourth quarter of 2008. At March 31, 2008, Phase Two was still in the design stage. The Company estimates total project costs for Phase Two will be approximately $1,200,000. The Company estimates that construction may begin on Phase Two in 2010 or later, but currently has no plans for Phase Two construction.

Lease commitment

As of March 31, 2008, the Company had remaining outstanding commitments with respect to its non-cancelable operating lease for its office in Oak Brook, IL, of which $20,478 is due in 2008, $28,088 is due in 2009 and $19,004 is due in 2010, and its office in Beijing, PRC (which is leased from Mr. Wenhui Qiao, the Company's director and president), of which $6,194 is due in 2008.

Research and Development Agreements

On May 6, 2004, Beijing Institute of Radiation Medicine and the Company entered into agreements for conducted biodistribution and integration studies for HIV-PV Vaccine I. The aggregate amount for the testing is $28,494 and as of March 31, 2008, the remaining commitment was $5,699. On April 1, 2007, we entered into a biosample for vaccine development research agreement with Beijing Xingde Biomedicine Research Institute. The aggregate amount for the testing is $22,452 and the remaining commitment was $23,365 as of March 31, 2008. On March 1, 2008, we signed an agreement with Changchun Wandi Biotechnology Co. Ltd, to conduct SF9 cell culture and stability study. The payment will be on a monthly basis and the total maximum amount for the outsourcing research will be $23,935.

Royalty and License Arrangements

Mr. Liang Qiao, M.D., the Company's co-founder and chief executive officer, is one of the co-inventors of the Company's core technology that was assigned to Loyola University Chicago in April 2001. Under the agreement with Loyola University Chicago, the Company has obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of March 31, 2008, the Company had not generated any revenues from the sale of any products under development, nor had the Company received any revenues from sublicenses.

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

On March 17, 2008, the Company entered into an exclusive agency agreement with Xinhua. Under the renewed Agreement, the Company has been granted exclusive distribution rights for all Xinhua surgical instruments in the United States, Australia, and New Zealand. The Company’s minimum sale requirement for these three areas in 2008 will be $55,000 and increases 10% annually thereafter. The Company is responsible for advertising and marketing expenses in connection with distribution of Xinhua surgical instruments in these three areas. Subject to minimum sale requirements, the Company's exclusivity rights in these three areas will be extended. The new agreement supersedes the previous agreement signed on November 21, 2005.

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

NOTE 6 - SUBSEQUENT EVENTS

On April 15, 2008, the Company entered into a non-binding memorandum of understanding (the "MOU") with JR Scientific, Inc. ("JRS”), a manufacturer of classical and custom cell culture medium and sera products located in Woodland Hills, California, and Mr. Jan Baker, President and CEO of JRS. Under the MOU, the Company will form a joint venture (the "JV") together with JRS and several other investors in China. The JV is expected to mainly produce culture medium, serum, and other biomaterial for sale in China and other countries under the brand name of the JV. Cell culture medium and serum are used in vaccine production as well as scientific research. JRS and Mr. Baker as part of the MOU, agree to transfer technology and “know-how” to the JV. The total investment for the JV is expected to total approximately RMB 10 million (approximately US$ 1.4 million). We expect to own at least 51% of the new joint venture, which is expected to be formed in mid-2008.

 On April 30, 2008, the Company entered into an equity sale and purchase agreement with Huhhot Xinheng Baide Biotechnology Co. Ltd., (“Xinheng Baide”), a serum manufacturing and distribution company organized under the laws of the PRC, pursuant to which we agreed to purchase newly issued shares of Xinheng Baide. After the closing, we shall control 51% of the outstanding capital stock of Xinheng Baide. The purchase price is RMB 6 million (approximately US$ 865,000). The source of the cash to be used for the purchase of the new shares issued by Xinheng Baide will be from working capital of the Company. Xinheng Baide, located in the city of Huhhot in Inner Mongolia of the PRC, manufactures and distributes bovine serum and other related products in China. The sale and purchase agreement and related documents are subject to Chinese governmental approval. The purchase is expected to close by the end of May 2008.

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

History of Losses and Negative Cash Flows

Since inception, we have generated few revenues. We incurred net losses of $288,514 and $358,084 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, we had an accumulated deficit of $7,480,546. As of March 31, 2008, we have funded our operations through equity offerings whereby we raised an aggregate $7,295,394 since inception. In the first quarter of 2008, the Company raised $20,000 in a private placement in the form of a sale of shares of common stock, which remains to be received as of March 31, 2008. Our capital requirements for the next 12 months, as they relate to further research and development relating to our product candidates, have been and will continue to be significant. We plan to raise more capital in the near future to meet our capital requirement for the development of our product candidates as well as our potential acquisitions and joint ventures in China.

Plan of Operation

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

The pre-clinical testing of HIV-PV Vaccine I on laboratory animals was completed in Beijing Institute of Radiation Medicine and the testing result was issued in June 2006 and showed encouraging results. After the vaccine samples are produced in our GMP facility, we will submit application for clinical trials with the Chinese SFDA. The clinical trial for therapeutic vaccine is expected to last three years. The clinical trial for preventive vaccine will last longer, most likely five to seven years.

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

To date we have funded our operations from funds we raised in private offerings. During the quarter ended March 31, 2008, we sold 26,666 shares of common stock at a price of $0.75 per share to investors from a private placement and raised gross proceeds of $20,000. In 2007, we sold 4,000,000 shares of preferred A stock to three investors for a gross proceed of $3,000,000. During the next twelve months, we will need to raise capital through an offering of our securities or from loans to continue research and development of our various vaccine product candidates in China as well as conducting the potential acquisition activities in China. We estimate that our capital requirements for the next twelve months will be as follow:

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

We expect that the therapeutic vaccine can be brought to market in three years and the preventive vaccine can be brought to market in five to seven years, if we are successful in raising funds to complete development of the vaccines. As of March 31, 2008, our cash and cash equivalents and trading securities position was $1,433,115. Although we raised $3 million in February 2007 in a private placement, we will still need to raise additional funds through the public or private sales of our securities, loans, or a combination of the foregoing to meet our planned operations. We cannot guarantee that financing will be available to us, on acceptable terms or at all. We also may borrow from local banks in China given that our land use right and laboratory facility could be used as collateral for borrowing. If we fail to obtain other financing in the next 12 months, either through an offering of our securities or by obtaining additional loans, we may be unable to develop our planned projects and may be forced to scale back.

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

On March 17, 2008, we entered into an exclusive agency agreement with Xinhua. Under the renewed Agreement, we have been granted exclusive distribution rights for all Xinhua surgical instruments in the United States, Australia, and New Zealand. The Company’s minimum sale requirement for these three areas in 2008 will be $55,000 and increases 10% annually thereafter. The Company is responsible for advertising and marketing expenses in connection with distribution of Xinhua surgical instruments in these three areas. Subject to minimum sale requirements, the Company's exclusivity rights in these three areas will be extended. The new Agreement supersedes the previous agreement signed on November 21, 2005.

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

 On April 30, 2008, the Company entered into an equity sale and purchase agreement with Huhhot Xinheng Baide Biotechnology Co. Ltd., (“Xinheng Baide”), a serum manufacturing and distribution company organized under the laws of the PRC, pursuant to which we agreed to purchase newly issued shares of Xinheng Baide. After the closing, we shall control 51% of the outstanding capital stock of Xinheng Baide. The purchase price is RMB 6 million (approximately US$ 865,000). The source of the cash to be used for the purchase of the new shares issued by Xinheng Baide will be from working capital of the Company. Xinheng Baide, located in the city of Huhhot in Inner Mongolia of the PRC, manufactures and distributes bovine serum and other related products in China. The sale and purchase agreement and related documents are subject to Chinese governmental approval. The purchase is expected to close by the end of May 2008.

However, we cannot assure you that we will be able to achieve our goal by acquiring Xinheng Baide or other vaccine related companies in China although we are talking to several potential targets in China. Furthermore, even if we acquire a vaccine company, we may not be successful at generating positive operating cash flows or other benefits we anticipate.

A new Joint Venture in China
We entered into a non-binding memorandum of understanding with JR Scientific, Inc., a Woodland, California based manufacturer of classical and custom cell culture medium and sera products ("JRS”) and Mr. Jan Baker, President and CEO of JRS on April 15, 2008. Under the MOU, the Company will form a joint venture together with JRS and several other investors in China. The joint venture is expected to mainly produce culture medium, serum, and other biomaterial for sale in China and other countries under the brand name of the joint venture. Cell culture medium and serum are used in vaccine production as well as scientific research. JRS and Mr. Baker as part of the MOU, agree to transfer technology and “know-how” to the joint venture. The total investment for the joint venture is planned to be around RMB 10 million (about US$ 1.4 million). We expect to own at least 51% of the new joint venture. The joint venture is expected to be formed in mid-2008.

Results of Operations

Three-month period ended March 31, 2008 and March 31, 2007

During the quarter ended March 31, 2008, we had revenues of $2,285. The cost of revenue was $891 which was 39% of the total revenue.

During the quarter ended March 31, 2007, we had revenues of $357. The cost of revenue was $227, which was 64% of the total revenue. The decrease of the cost of sales was due to the decrease in costs of the surgical instruments. All these revenues were due to our selling surgical instruments in the United States. Since we entered into this agreement, we have established a sales inventory of Xinhua’s surgical instruments, printed marketing materials such as catalogs and post cards, compiled a list of potential customers, and implemented a strategic marketing plan for selling Xinhua’s instruments. We expect that the revenue will increase in the future as a result of these efforts.

For the quarter ended March 31, 2008, research and development expenses were $36,533, as compared to $43,545 for the quarter ended March 31, 2007. The decrease of $7,012 is due primarily to the decrease of pre-clinical trail development of our vaccine candidates.

For the quarter ended March 31, 2008, general and administrative expenses were $206,561 as compared to $298,989 for the quarter ended March 31, 2007. The decrease of $92,428 is due primarily to decreases in consulting expense.

For the quarter ended March 31, 2008, selling and distribution expenses were $12,329 as compared to $5,473 for the quarter ended March 31, 2007. The increase of $6,856 is due primarily to increases in shipping and selling expense.

For the quarter ended March 31, 2008, interest income was $27 as compared to $3,413 for the quarter ended March 31, 2007. The decrease of $3,578 is due primarily to a decrease in cash balance.

However, none of these revenues pertain to our core planned principal operation of developing vaccines. Therefore, we believe a separate analysis of these revenues is not as helpful as an analysis of our liquidity and capital resources.

 Net loss for the quarter ended March 31, 2008, was $288,514 as compared to $358,084 for the quarter ended March 31, 2007. This decrease of $69,570 in net loss is attributable primarily to the decrease in general and administrative expense.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalent balances, which were $303,840 at March 31, 2008. Also, we had marketable securities valued at $1,129,275 as of March 31, 2008. These marketable securities were classified as trading securities.

Net cash used in operating activities was $109,247 for the three months ended March 31, 2008 and $516,502 for the three months ended March 31, 2007. The decrease was due primarily to a decrease in payments to the contractors for building our laboratory facilities.

Net cash used (provided) in investing activities was $284,411 for the three months ended March 31, 2008 and ($1,918,396) for the three months ended March 31, 2007. This change was due to we sold part of our trading securities during the quarter ended March 31, 2008.

Net cash provided by financing activities was $28,494 for the three months ended March 31, 2008 compared to $2,999,960 for the three months ended March 31, 2007. This large decrease was mainly due to proceeds from the issuance of preferred stock in 2007.

To date, our operations have been funded through issuances of our common stock and preferred stock whereby we raised an aggregate $7,295,394 from inception through March 31, 2008.

We estimate the total project costs for Phase One will be approximately $2,600,000. As of March 31, 2008, the remaining costs associated with completion of Phase One project will be approximately $700,000, primarily for permanent electrical equipment to be installed and related works to be finished. Also, we plan to spend less than $ 1 million to acquire a vaccine production related company in China in the near future. We plan to use our cash in hand to acquire the target, and in the meantime, to raise funds through private placements to increase our cash position. Currently, we have received oral commitments from current board members for further investment in our Company in the form of common stock investment before the end of the second quarter of 2008.

Based on our current operating plan, we believe that we have sufficient cash and cash equivalents to last approximately through April 2009. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond April 2009. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be adversely affected.

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

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, which was adopted on January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets To Be Disposed of, or SFAS No. 121. Our long-lived assets consist of land use right, notes, fixed assets, construction in process, and prepaid consulting fees. We regularly evaluate our long-lived assets, including our intangible assets, for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured using discounted cash flows. In the period ended March 31, 2008, we performed an evaluation of our long-lived assets and noted no impairment.

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

Financial Assets and Liabilities Measured at Fair Value

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company’s consolidated financial position or results of operations.

At March 31, 2008, the Company’s financial assets and liabilities that were measured at fair value include its investment in trading securities which have a cost of $1,200,137, a gross unrealized loss of $79,892, and a fair value of $1,129,275. The Company estimates the fair value of its trading securities based on unadjusted quoted prices in active markets of identical assets.

Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS No.161). SFAS No.161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS No.161 only requires enhanced disclosures, this standard will have no impact on the Financial Statements

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Construction in progress

In May 2003, the Company acquired a land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of HIV-PV Vaccine I. As of December 31, 2005, the Company had received all necessary permits and approvals. The general plans for development include the construction of a laboratory facility (“Phase One”) and construction of an administrative office building (“Phase Two”). The Company estimates the total project costs for Phase One will be approximately $2,600,000. At March 31, 2008, Phase One construction and internal clean room decoration costs of approximately $1,900,000, are recorded as construction in progress. At March 31, 2008, $129,064 is due to the contractors of Phase One for the completed construction and internal clean room decoration and this obligation is recorded as due to contractors.

The Company estimates that the remaining costs associated with completion of Phase One project will be approximately $700,000, primarily for permanent electrical equipment to be installed and related works to be finished. At March 31, 2008, the Company had signed an agreement with several contractors and vendors to finish the electricity project. The Company estimates the purchase and installation of the electrical and steam equipment will be completed by the end of the second quarter of 2008. In addition, the Company estimates the cost of laboratory equipment it needs before Phase One is fully operational will be approximately $1,000,000. At March 31, 2008, the Company had not negotiated any contracts for the purchase of any of the laboratory equipment. The Company estimates the purchase and installation of the laboratory equipment will be completed by the fourth quarter of 2008. At March 31, 2008, Phase Two was still in the design stage. The Company estimates total project costs for Phase Two will be approximately $1,200,000. The Company estimates that construction may begin on Phase Two in 2010 or later, but currently has no plans for Phase Two construction.

Lease commitment

As of March 31, 2008, the Company had remaining outstanding commitments with respect to its non-cancelable operating lease for its office in Oak Brook, IL, of which $20,478 is due in 2008, $28,088 is due in 2009 and $19,004 is due in 2010, and its office in Beijing, PRC (which is leased from Mr. Wenhui Qiao, the Company's director and president), of which $6,194 is due in 2008.

Research and Development Agreements

On May 6, 2004, Beijing Institute of Radiation Medicine and we entered into agreements for conducted biodistribution and integration studies for HIV-PV Vaccine I. The aggregate amount for the testing is $28,494 and as of March 31, 2008, the remaining commitment was $5,699. On April 1, 2007, we entered into a biosample for vaccine development research agreement with Beijing Xingde Biomedicine Research Institute. The aggregate amount for the testing is $22,452 and the remaining commitment was $23,365 as of March 31, 2008. On March 1, 2008, we signed an agreement with Changchun Wandi Biotechnology Co. Ltd, to conduct SF9 cell culture and stability study. The payment will be on a monthly basis and the total maximum amount for the outsourcing research will be $23,935.

Royalty and License Arrangements

Mr. Liang Qiao, M.D., the Company's co-founder and chief executive officer, is one of the co-inventors of the Company's core technology that was assigned to Loyola University Chicago in April 2001. Under the agreement with Loyola University Chicago, the Company has obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of March 31, 2008, the Company had not generated any revenues from the sale of any products under development, nor had the Company received any revenues from sublicenses.

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

On March 17, 2008, the Company entered into an exclusive agency agreement with Xinhua. Under the renewed Agreement, the Company has been granted exclusive distribution rights for all Xinhua surgical instruments in the United States, Australia, and New Zealand. The Company’s minimum sale requirement for these three areas in 2008 will be $55,000 and increases 10% annually thereafter. The Company is responsible for advertising and marketing expenses in connection with distribution of Xinhua surgical instruments in these three areas. Subject to minimum sale requirements, the Company's exclusivity rights in these three areas will be extended. The new agreement supersedes the previous agreement signed on November 21, 2005.

On December 6, 2005, the Company received confirmation from the FDA of our registration as a medical device establishment, which enables us to perform initial distributor and repackager operations. This confirmation is not a FDA approval of any product or any of our activities. It is neither a license, nor a certification. We market Xinhua surgical instruments that meet the criteria for Class I medical devices under FDA rules, which do not require pre-market notification to the FDA.

Contractual Obligations

Payments due under contractual obligations at March 31, 2008 mature as follows:

	Payments due by period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years
Lease obligation	$67	$27	$40
Payable to contractors	129	129	—
R&D agreement obligation	53	53	—
Total	$269	$209	$40

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 180,000 shares of unregistered common stock in April, 2008 to three accredited investors for a Series A preferred stock dividend. Also, during April 2008, the Company issued 20,000 shares of unregistered common stock to two scientific advisory board members for services.

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

Bio-Bridge Science, Inc.
/s/ Dr. Liang Qiao
By: Dr. Liang Qiao	Dated: May 15, 2008
Chief Executive Officer

EXHIBIT INDEX

3.1(i)*	Certificate of incorporation of the registrant, as currently in effect

3.1(ii)*	Bylaws of the registrant, as currently in effect

3.1(iii)**	Certificate of Designation of Series A Preferred Stock

4.1**	Form of Common Stock Warrant Agreement dated January 2007

4.2**	Registration Rights Agreement dated January 2007

10.1**	Securities Purchase Agreement dated January 2007

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Previously filed with the Securities and Exchange Commission pursuant to Registration Statement No. 333-121786.

** Previously filed as an exhibit to the Registrant's Form 10-KSB for its year ended December 31, 2006.