Form 10-Q
period 2008-06-30
BIO BRIDGE SCIENCE INC
filed 2008-08-18
CIK 1309304

     UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: June 30, 2008

or

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company:  Yes  ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of June 30, 2008: 34,587,676 shares

Bio-Bridge Science, Inc.
(A development stage company)
Index to Form 10-Q

		Page
Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	1

	Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2008 and 2007 and for the period from February 11, 2002 (inception) through June 30, 2008	2

	Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Gain (Loss) for the period from February 11, 2002 (inception) through June 30, 2008	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2008 and 2007 and for the period from February 11, 2002 (inception) through June 30, 2008	9

	Notes to Unaudited Condensed Consolidated Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	23

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	30

Item 4.	Controls and Procedures	30

Part II	Other Information	30

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

	SIGNATURES	31

 Item 1. Financial Statements

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$932,020	$104,372

Prepaid expenses and other current assets	43,511	28,662

Trading securities, at fair value	193,675	1,509,916
Total Current Assets	1,169,206	1,642,950

Fixed assets, net	59,849	65,774

Construction in progress	2,160,203	1,814,291

Land use right, net of current portion	380,886	366,597
Total Long-term Assets	2,600,938	2,246,662

TOTAL ASSETS	$3,770,144	$3,889,612

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expenses and other payables	$159,328	$121,270
Due to related party	61,233	-
Payable to contractors	132,073	124,017
Total current liabilities	352,634	245,287

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,000,000 shares issued and outstanding	4,000	4,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 34, 587,676 and 34,357,676 shares issued and outstanding, respectively	34,588	34,358
Additional paid-in capital	10,920,612	10,349,611
Preferred stock dividend	137,000	137,000
Subscription receivable	(265,035)	(20)
Stock to be issued, 393,334 and 50,000 shares, respectively	393	50
Accumulated other comprehensive gain	361,015	221,358
Deficit accumulated during the development stage	(7,775,063)	(7,102,032)

Total Shareholders’ Equity	3,417,510	3,644,325

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,770,144	$3,889,612

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
AND FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH JUNE 30, 2008

	Three Months Ended June 30,		Six Months Ended June 30,		For The Period From February 11, 2002 (Inception) Through June 30, 2008
	2008	2007	2008	2007
REVENUE	$5,142	$333	$7,427	$690	$12,174
COST OF GOODS SOLD	(1,957)	(178)	(2,848)	(405)	(5,656)
GROSS PROFIT	3,185	155	4,579	285	6,518

Research and development cost	(20,467)	(38,355)	(56,873)	(82,050)	(529,214)
Selling and distribution expenses	(21,281)	(10,838)	(33,610)	(16,311)	(121,891)
General and administrative expenses	(243,031)	(419,374)	(448,875)	(718,600)	(5,151,363)

LOSS FROM OPERATIONS	(281,594)	(468,412)	(534,779)	(816,676)	(5,795,950)

Interest (expense) income	(1,521)	396	(1,671)	3,803	15,318

Unrealized loss on trading securities	(519)	(85,360)	(71,381)	(108,426)	(443,573)

Income on sale of trading securities	64,916	-	55,150	-	52,332

Dividend income	13,533	38,556	59,650	48,001	187,130

NET LOSS	(205,185)	(514,820)	(493,031)	(873,298)	(5,984,743)

DEEMED PREFERRED STOCK DIVIDEND	-	-	-	(1,293,320)	(1,293,320)

PREFERRED STOCK DIVIDENDS	(90,000)	(90,000)	(180,000)	(137,000)	(497,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(295,185)	$(604,820)	$(673,031)	$(2,303,618)	$(7,775,063)

LOSS PER SHARE, attributable to common shareholders, basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING, basic and diluted	34,516,907	33,785,874	34,249,109	33,720,633

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH JUNE 30, 2008

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

(continued)

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (continued)
FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH JUNE 30, 2008

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

(continued)

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (continued)
FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH JUNE 30, 2008

	Common	Stock	Additional Paid-in	Deferred	Common Stock to be	Accumulated Other Comprehensive	Subscription	Deficit Accumulated During the Development
	Shares	Amount	Capital	Compensation	Issued	Gain (Loss)	Receivable	Stage	Total

BALANCE DECEMBER 31, 2005	32,451,537	$32,452	$4,658,743	$(508,698)	$328	$25,282	$-	$(2,567,026)	$1,641,081

Reclassification of deferred compensation balance to additional-paid-in-capital	-	-	(508,698)	508,698	-	-	-	-	-

Issuance of shares for previously exercised stock option	328,116	328	-	-	(328)	-	-	-	-

Sales of shares at $0.75 to $1.2 per share for cash, net of issuance costs	540,348	540	872,637	-	240	-	(25,091)	-	848,326

Compensatory shares issued to consultant	122,000	122	223,773	-	-	-	-	-	223,895

Employee stock options	-	-	174,670	-	-	-	-	-	174,670

Consultant stock option	-	-	48,277	-	-	-	-	-	48,277

Exercise of options	50,000	50	-	-	-	-	-	-	50

Foreign currency translation loss	-	-	-	-	-	55,121	-	-	55,121

Net loss 1/1/06 to 12/31/06	-	-	-	-	-	-	-	(1,323,894)	(1,324,364)
BALANCE DECEMBER 31, 2006	33,492,001	$33,492	$5,469,402	$-	$240	$80,403	$(25,091)	$(3,890,920)	$1,667,526

(continued)

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (continued)
FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH JUNE 30, 2008

	Common Stock		Preferred stock		Preferred stock dividend payable in common	Additional Paid-in	Common Stock To be	Accumulated Other Comprehensive	Subscriptions	Deficit Developed During the Development
	Shares	Amount	Shares	Amount	stock	Capital	Issued	Gain (loss)	Receivable	Stage	Total

BALANCE DECEMBER 31, 2006	33,492,001	$33,492				$5,469,402	$240	$80,403	$(25,091)	$(3,890,920)	$1,667,526

Issuance of common stock at $0.75 per share for cash, net of issuance costs	-	-	-	-	-	22,470	30	-	-	-	22,500

Issuance of preferred shares at $0.75 per share for cash, net of issuance costs	-	-	4,000,000	4,000	-	2,996,000	-	-	-	-	3,000,000

Deemed dividend related to beneficial conversion feature of convertible preferred stock	-	-	-	-	-	1,293,320	-	-	-	(1,293,320)	-

Accrual of preferred stock dividend	-	-	-	-	317,000	-	-	-	-	(317,000)	-

Payment of preferred stock dividend	180,000	180	-	-	(180,000)	179,820	-	-	-	-	-

Compensatory shares issued to consultant	30,000	30	-	-	-	67,694	20	-	-	-	67,744

Fair value of vested employee stock options	-	-	-	-	-	173,715	-	-	-	-	173,715

(continued)

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (continued)
FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH JUNE 30, 2008

	Common Stock		Preferred stock		Preferred stock dividend payable in common	Additional Paid-in	Common Stock to Be	Accumulated Other Comprehensive	Subscriptions	Deficit Developed During the Development
	Shares	Amount	Shares	Amount	stock	Capital	Issued	Gain (loss)	Receivable	Stage	Total

Fair value of consultant stock options	-	-	-	-	-	147,190	-	-	-	-	147,190

Issuance of shares for previously exercised stock option	240,000	240	-	-	-	-	(240)	-	-	-	-

Proceeds from previously issued stock	-	-	-	-	-	-	-	-	25,071	-	25,071

Exercise of options	415,675	416	-	-	-	-	-	-	-	-	416

Foreign currency translation loss	-	-	-	-	-	-	-	140,955	-	-	140,955

Net loss	-	-	-	-	-	-	-	-	-	(1,600,792)	(1,600,792)
BALANCE DECEMBER 31, 2007	34,357,676	$34,358	4,000,000	$4,000	$137,000	$10,349,611	$50	$221,358	$(20)	$(7,102,032)	$3,644,325

(continued)

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (continued)
FOR THE PERIOD FROM FEBRUARY 11, 2002(INCEPTION) THROUGH JUNE 30, 2008
	Common Stock		Preferred Stock		Preferred stock dividend payable in common	Additional paid-in	Accumulated other comprehensive	Common stock to be	Subscriptions	Deficit accumulated during the development
	Shares	Amount	Shares	Amount	stock	capital	gain (loss)	issued	receivable	stage	Total
BALANCE DECEMBER 31, 2007	34,357,676	$34,358	4,000,000	$4,000	$137,000	$10,349,611	$221,358	$50	$(20)	$(7,102,032)	$3,644,325

Sale of 393,334 shares of common stock at $0.75 per share for cash, to be issued	-	-	-	-	-	294,607	-	393	(265,015)	-	29,985

Fair value of warrants issued to directors	-	-	-	-	-	11,507	-	-	-	-	11,507

Fair value of vested employee stock options	-	-	-	-	-	85,066	-	-	-	-	85,066

Accrual of preferred stock dividend	-	-	-	-	180,000	-	-	-	-	(180,000)	-

Payment of preferred stock dividend	180,000	180	-	-	(180,000)	179,820	-	-	-	-	-

Issuance of shares	50,000	50	-	-	-	-	-	(50)	-	-	-

Foreign currency translation gain	-	-	-	-	-	-	139,658	-	-	-	139,658

Net loss	-	-	-	-	-	-	-	-	-	(493,031)	(493,031)
BALANCE JUNE 30, 2008	34,587,676	$34,588	4,000,000	$4,000	$137,000	$10,920,611	$361,016	$393	$(265,035)	$(7,775,063)	$3,417,510

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2008
AND FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION)
THROUGH JUNE 30, 2008

	For Six Months Ended June 30, 2008		For the Period From February 11, 2002 (Inception) Through June 30, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(493,031)	$(873,298)	$(5,984,743)
Adjustments to reconcile net loss to net cash used in operating activities:	-
Depreciation	10,133	9,408	54,329
Amortization of land use right	9,222	8,469	82,546
Non cash stock compensation expense	96,573	281,487	1,744,355
Write off for notes receivable	-	-	40,000
Unrealized loss on trading securities	71,381	108,426	443,573
Income on sale of trading securities	(55,150)	-	(52,332)
Loss on sale of investment	-	-	2,107
Change in operating assets and liabilities:			-
(Increase) decrease in prepaid expense and other assets	(14,849)	633	(43,511)
Decrease (increase) payable to contractors	-	(355,631)	124,017
Increase (decrease) in accrued expenses and other payable	38,058	(12,010)	159,328
Net Cash Used In Operating Activities	(337,663)	(832,516)	(3,430,331)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land use right		-	(394,559)
Increase in construction in progress	(220,900)	(3,951)	(1,918,836)
Purchase of fixed assets	(593)	(720)	(106,833)
Purchase of investment	-	-	(40,000)
Purchase of trading securities	-	(2,000,000)	(1,984,924)
Proceeds from sale of trading securities	1,300,010	102,816	1,400,008
Net Cash Provided By (Used In) Investing Activities	1,078,517	(1,901,855)	(3,045,144)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	29,985	22,500	4,295,890
Proceeds from issuance of preferred stock	-	3,000,000	3,000,000
Proceeds from issuance of previously issued stocks	-	10,071	-
Proceeds from exercise of stock option	-	416	994
Advances from related party	61,233	(18,885)	61,233
Net Cash Provided By Financing Activities	91,218	3,014,102	7,358,117

NET INCREASE IN CASH AND CASH EQUIVALENTS	832,072	279,731	882,642

Effect of exchange rate changes on cash	(4,424)	(3,160)	49,378
Cash and cash equivalents, beginning of period	104,372	149,613	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$932,020	$426,184	$932,020

See accompanying notes to the condensed consolidated financial statements.

	For Six Months Ended June 30, 2008	For Six Months Ended June 30, 2007	For the Period From February 11, 2002 (Inception) Through June 30, 2008
Supplemental cash flow information
Interest Paid	$-	$-	$-
Income taxes Paid	$-	$-	$-
Supplemental non-cash investing and financing activities
Deemed dividend related to beneficial conversion feature of convertible preferred stock	$-	$1,293,320	$1,293,320
Accrual of preferred stock dividend	$180,000	$137,000	$497,000

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2008

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Bio Bridge Science Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

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

BBSC was incorporated in the Cayman Islands on February 11, 2002. At the time of the exchange, BBSC held a 100% interest in Bio-Bridge Science (Beijing) Corp. ("BBS Beijing") , a wholly-foreign funded enterprise of the People's Republic of China ("PRC") which was established on May 20, 2002. BBS Beijing is currently engaged in the development and commercialization of several vaccine candidates, such as HIV-PV vaccine I, cervical cancer vaccine, colon cancer vaccine, in mainland China.

History of losses and negative cash flows

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business.  Since its inception, the Company has been engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses and negative operating cash flows of $5,984,743 and $3,430,331, respectively, from February 11, 2002 (inception) through June 30, 2008. We incurred a net loss of $493,031 for the six months ended June 30, 2008. On February 12, 2007, the Company raised $3,000,000 in a private placement in the form of a sale of shares of Series A convertible preferred stock and warrants to purchase common stock (See Note 4). Our capital requirements for the next 12 months, as they relate to further research and development relating to our product candidates have been and will continue to be significant. As of June 30, 2008, we have funded our operations through equity offerings whereby we raised an aggregate $7,358,117 since inception.

Based on our current operating plan, we believe that we have sufficient cash and cash equivalents to last approximately through December 2009. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond December 2009. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

NOTE 3 - SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bio-Bridge Science Inc. and its wholly owned subsidiaries, Bio-Bridge Science Corp., Bio-Bridge Science (Beijing) Corp, Bio-Bridge Science Holding Co. and Bio Bridge Science (HK), Co. Inter-company accounts and transactions have been eliminated in consolidation.

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

Trading Securities

The Company accounts for trading securities using the guidance of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company’s investment in trading securities is comprised of its investment in a Van Kampen unit investment fund. Trading securities are reported at fair value, with any changes in fair value during a period recorded as a charge or credit to net income (loss). Gains or losses realized upon sale of all securities are recognized at the time of sale. Cash received in excess of cumulative dividends is considered a return of principal.

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

At June 30, 2008, the Company’s financial assets and liabilities that were measured at fair value include its investment in trading securities which have a cost of $194,193, a gross unrealized loss of $519, and a fair value of $193,675. The Company estimates the fair value of its trading securities based on unadjusted quoted prices in active markets of identical assets. In accordance with SFAS No. 157, this is a Level 1 valuation.

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

	As of and for the six months ended June 30, 2008	As of and for the six months ended June 30, 2007
Period end RMB : US$ exchange rate	6.8591	7.6155

Average period RMB : US$ exchange rate	7.0819	7.6749

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

In 2007 the RMB appreciated against the US dollar by approximately 6.9%. The Chinese government manifested that it would adopt a more flexible exchange rate system. Therefore, it is expected that the RMB will appreciate gradually against major currencies in the future.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) —an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2008, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s current components of comprehensive income consist of foreign currency translation adjustments.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants. As of June 30, 2008 common stock equivalents composed of options convertible into 2,297,000 shares of the Company's common stock and warrants convertible into 3,366,666 shares of the Company's common stock. For the three and six month periods ended June 30, 2008 and 2007, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

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

Common stock

Issuance of common stock for cash

The following represents transactions involving the purchases of the Company's common stock for cash categorized by period (for the period from the date of inception to June 30, 2008):

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

Issuance of common stock in 2008

Sale of 26,666 shares at $0.75 per share for total consideration of $20,000. At June 30, 2008, the $20,000 has not been received and is included in subscription receivable.

Sale of 366,667 investment units with a unit price at $0.75 for a total consideration of $275,000. Each unit includes one share of common stock, a three-year warrant to purchase one-half share of common stock at $0.75 and a five-year warrant to purchase one-half share of common stock at $1.20 (an aggregate of 366,667 warrants). Two directors of the Company each purchased 20,000 investment units in the offering and the 20,000 warrants acquired were considered additional compensation expense (See Note 5). At June 30, 2008, $29,985 of the total consideration of $275,000 had been received and  the balance of $245,015 is included in subscription receivable.

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

On March 6, 2006, the Company agreed to issue CH Capital LLC 50,000 shares for financial consulting services. 25,000 shares were granted on March 6, 2006 and an additional 25,000 shares were granted on September 6, 2006. The fair value of the 50,000 shares was determined to be $101,250 based on the closing price of the Company’s common stock on the date the shares were granted. The Company amortized $83,506 of expense in 2006 and $17,744 in 2007.

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

NOTE 5 - STOCK OPTION AND WARRANTS

On December 1, 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan provides for the grant of incentive stock options to our employees, and for the grant of non-statutory stock options, restricted stock, stock appreciation rights and performance shares to our employees, directors and consultants. The Company has reserved a total of 2,000,000 shares of its common stock for issuance pursuant to the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan does not provide for automatic annual increases in the number of shares available for issuance under the plan. As of June 30, 2008, 1,877,000 options had been granted under this plan.

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

On October 14, 2005, the Company issued to Mr. Liang Qiao, MD, the Company's chief executive officer, an option to purchase 600,000 shares of common stock at $0.55 per share to be exercised with a ten-year (10) period. The options granted were valued at $157,770 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of four years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options will be amortized over the three year vesting period. For quarter ended June 30, 2008, $13,150 has been amortized and included in the accompanying statement of operations.

On October 14, 2005, the Company issued to 25 employees options to purchase 1,345,000 shares of common stock at $0.5 per share to be exercised with a ten-year (10) period. The options granted were valued at $369,045 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 4 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options will be amortized over the three year vesting period. For quarter ended June 30, 2008, $29,155 has been amortized and included in the accompanying consolidated statement of operations.

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

The following table summarizes the stock option activity under the plan and outside- the- plan issuances:

	Options Granted	Weighted Average Exercise Price
Outstanding at January 1, 2008	2,317,000	$0.42

Granted	0	0
Exercised	0	$0
Withdrawn	(20,000)	$0.001

Outstanding at June 30, 2008	2,297,000	$0.42

Exercisable at June 30, 2008	2,140,751	$0.42

The following table summarizes information about stock options outstanding as of June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.001 to $0.55	2,297,000	$0.42	7.08	2,140,751	$0.42
	2,297,000			2,140,751

The aggregate intrinsic value of the 2,297,000 options outstanding and 1,984,501 options exercisable as of June 30, 2008 was $3,055,010 and $2,847,199 respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company's common shares for the options that were in-the-money as of June 30, 2008.

A summary of the status of nonvested shares as of June 30, 2008 are as follows:

Number of Shares
Nonvested at January 1, 2008	473,750
Granted	—
Vested	(314,167))
Withdrawn	(3,334)
Nonvested at June 30, 2008	156,249

The total deferred compensation expense for the outstanding value of unvested stock options was $42,305 as of June 30, 2008.

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

On June 4, 2008 and June 18, 2008, the Company issued two series of warrants to four investors to purchase 183,334 shares of common stock at $0.75 per share with a term of three years and to purchase 183,333 shares of common stock at $1.20 per share with a term of four years (366,667 warrants in the aggregate). Since two of the investors are our directors, we recorded the issuance of 20,000 warrants included in the sale units valued at $11,507 as compensation costs. The fair value of three-year warrant and four-year warrant issued to our directors was $5,898 and $5,609, respectively, at the grant date, which was determined using the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; a risk-free interest rate of 2.4%; an expected life of 3 and 5 years respectively; and an estimated volatility of 56 percent based on recent history of the stock price in the industry. The total of $11,507 was charged to compensation cost at the date the options were granted.

At June 30, 2008, warrants outstanding were as follows:

	Number of Shares under Warrants	Weighted Average Exercise Price

Warrants outstanding at January 1, 2008	3,050,000	$1.01
Warrants granted	366,667.97
Warrants expired	-	-

Warrants outstanding at June 30, 2008	3,416,667	$1.00

The following table summarizes information about warrants outstanding at June 30, 2008:

Warrants Outstanding and Exercisable

Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price

50,000	$1.20	November 20, 2009	$1.20
3,000,000	$1.00	January 20, 2010	$1.00
183,334	$0.75	June 4, 2011	$0.75
183,333	$1.20	June 4, 2012	$1.20

3,416,667	$0.75-$1.20		$1.00

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Construction in progress

In May 2003, the Company acquired a land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of HIV-PV Vaccine I. As of December 31, 2005, the Company had received all necessary permits and approvals. The general plans for development include the construction of a laboratory facility (“Phase One”) and construction of an administrative office building (“Phase Two”). The Company estimates the total project costs for Phase One will be approximately $2,730,000. At June 30, 2008, the Phase One construction and internal clean room decoration costing a total of approximately $1,900,000 is awaiting permanent electrical equipment to be installed, and is recorded as construction in progress. At June 30, 2008, $132,073 is due to the contractors of Phase One for the completed construction and internal clean room decoration and this obligation is recorded as due to contractors.

The Company estimates that the remaining costs associated with completion of Phase One project will be approximately $567,000, primarily for permanent electrical equipment to be installed and related works to be finished. As of June 30, 2008, the Company had signed agreements with various contractors and vendors to finish the electricity project. The Company estimates the purchase and installation of the electrical and steam equipment will be completed in the third quarter of 2008. In addition, the Company estimates the cost of laboratory equipment it needs before Phase One is fully operational will be approximately $1,000,000. At June 30, 2008, the Company had not negotiated any contracts for the purchase of any of the laboratory equipment. The Company estimates the purchase and installation of the laboratory equipment will be completed by the end of 2008. At June 30, 2008, Phase Two was still in the design stage. The Company estimates total project costs for Phase Two will be approximately $1,200,000. The Company estimates that construction may begin on Phase Two in 2010 or later, but currently has no plans for Phase Two construction.

Lease commitment

As of June 30, 2008, the Company had remaining outstanding commitments with respect to its non-cancelable operating lease for its office in Oak Brook, IL, of which $27,396 is due within one year, $28,041is due in 2009 and $4,751 is due in 2010, and for its office in Beijing, PRC (which is leased from Mr. Wenhui Qiao, the Company's director and president), of which $22,744 is due within one year.

Research and Development Agreements

On May 6, 2004, Beijing Institute of Radiation Medicine and the Company entered into agreements for conducted biodistribution and integration studies for HIV-PV Vaccine I. The aggregate amount for the testing is $28,494 and as of June 30, 2008, the remaining commitment was $5,832. On April 1, 2007, we entered into a biosample inspection for vaccine development research agreement with Beijing Xingde Biomedicine Research Institute. The aggregate amount paid for the testing is $22,452 and the remaining commitment was $23,910 as of June 30, 2008. On March 1, 2008, we signed an agreement with Changchun Wandi Biotechnology Co. Ltd, to conduct SF9 cell culture and stability study. The payment will be on a monthly basis and the remaining commitment is $21,431 as of June 30, 2008.

Royalty and License Arrangements

Mr. Liang Qiao, M.D., the Company's co-founder and chief executive officer, is one of the co-inventors of the Company's core technology that was assigned to Loyola University Chicago in April 2001. Under the agreement with Loyola University Chicago, the Company has obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of June 30, 2008, the Company had not generated any revenues from the sale of any products under development, nor had the Company received any revenues from sublicenses.

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

On March 17, 2008, the Company entered into an exclusive agency agreement with Xinhua. Under the renewed Agreement, the Company has been granted exclusive distribution rights for all Xinhua surgical instruments in the United States, Australia, and New Zealand. The Company’s minimum annual sale requirement for these three areas for a whole year from the date of signing the agreement will be $55,000 and increases 10% annually thereafter. The Company is responsible for advertising and marketing expenses in connection with distribution of Xinhua surgical instruments in these three areas. Subject to minimum sale requirements, the Company's exclusivity rights in these three areas will be extended. The new agreement supersedes the previous agreement signed on November 21, 2005. Sales in 2008 as of June 30, 2008 were $7,427.

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

NOTE 6 - SUBSEQUENT EVENTS

On July 2, the Company entered into a securities purchase agreement with NFR International Pty Limited (“NFR”) and China Diamond Limited (“China Diamond”), two companies controlled by a member of our Board of Directors, Mr. Trevor Roy, and his wife, in which NFR and China Diamond agreed to purchase a total of 3,448,276 investment units from BGES at $0.725 per unit. Each unit consists of one share of common stock, a four-year warrant to purchase 0.5 share of common stock at $0.725 and a five-year warrant to purchase 0.5 share of common stock at $1.10. The total investment of China Diamond and NFR is $2.5 million. $125,000 of this total was paid upon execution of the equity purchase agreement and the balance will be paid in ten monthly equal amounts until May 1, 2009.

On July 9, the Company entered into a securities purchase agreement with Cheung Hin Shun Anthony, a member of our Board Directors, in which Mr. Cheung agreed to purchase a total of 2,000,000 investment units from BGES at $0.725 per unit. Each unit consists of one share of common stock, a four-year warrant to purchase 0.5 share of common stock at $0.725 and a five-year warrant to purchase 0.5 share of common stock at $1.10. The total investment is $1.45 million. $120,000 of this total was paid upon execution of the equity purchase agreement and the balance will be paid in ten equal installments until May 31, 2009.

 On April 30, 2008, the Company entered into an equity sale and purchase agreement with Huhhot Xinheng Baide Biotechnology Co. Ltd., (“HXBD”), pursuant to which we agreed to purchase newly issued shares of HXBD. The equity sale and purchase agreement was completed on July 31, 2008, and the Company purchased 51% of the outstanding capital interest of HXBD for RMB 6 million (approximately US$ 881,000). HXBD is located in the city of Huhhot in Inner Mongolia of the PRC and is organized under the laws of the PRC. HXBD manufactures and distributes bovine serum products, which is used in research, the production of pharmaceuticals, and production of veterinary medicines. The acquisition will be accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations.” The assets acquired and liabilities assumed will be recorded at their fair values at the date of acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Some of the statements made by us in this Quarterly Report on Form 10-Q are forward-looking in nature, including but not limited to, statements relating to our future revenue and expenses, product development, future market acceptance, levels of research and development, our management's plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "plan", "possible", and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors, many of which are discussed throughout this Quarterly Report and in our SEC filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, unless required by law. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

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

In this document, the words "we," "our," "ours," and "us" refers to Bio-Bridge Science, Inc. and our wholly owned subsidiaries, including Bio-Bridge Science (Beijing) Co. Ltd., a Wholly-Foreign Owned Enterprise of the People's Republic of China ("Bio-Bridge (Beijing)") , Bio-Bridge Science Corporation, a Cayman Islands corporation, Bio-Bridge Science Holding Co. Ltd, a Cayman Islands corporation, and Bio-Bridge Science(HK) CO. Ltd, a Hong Kong company.

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

History of Losses and Negative Cash Flows

Since inception, we have generated few revenues. We incurred net losses of $205,185 and $493,031 for the three and six month periods ended June 30, 2008, respectively. As of June 30, 2008, we had an accumulated deficit of $7,775,063. As of June 30, 2008, we have funded our operations through equity offerings whereby we raised an aggregate $7,295,000 since inception. In the second quarter of 2008, the Company raised $275,000 in a private placement in the form of investment unit priced at $0.75 per unit. A total of 366,337 investment units were sold in the second quarter of 2008. Each unit includes one share of common stock, a three-year warrant to purchase 0.5 share of common stock at $0.75 and a five-year warrant to purchase 0.5 share of common stock at $1.20. Wenhui Qiao and Toshihiro Komoike, who are both our directors, purchased 20,000 investment units in the offering. $210,000 of the purchase price remains to be received as of July 30, 2008. Our capital requirements for the next 12 months, as they relate to further research and development relating to our product candidates, have been and will continue to be significant. We plan to raise more capital in the near future to meet our capital requirement for the development of our product candidates as well as our potential acquisitions and joint ventures in China.

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

We also plan to conduct the pre-clinical trials for colon cancer vaccine and HPV vaccine. We estimate that we will complete the pre-clinical trial of colon cancer vaccine by mid- 2009 and that of HPV vaccine by early 2010. We expect to enter clinical trials of colon cancer vaccine before the end of 2009. As we discussed previously, clinical trial for therapeutic vaccine is expected to last three years. All the technology to make HIV vaccine and colon cancer vaccine is based on the technology co-developed by our CEO, Dr. Liang Qiao. Because we use the same technology to develop our potential vaccine products, we expect to use the same GMP facility in Beijing, China, to produce the HIV vaccine and colon cancer vaccine for pre-clinical and clinical trials.

To date we have funded our operations from funds we raised in private offerings. During the next twelve months, we will need to raise capital through an offering of our securities or from loans to continue research and development of our various vaccine product candidates in China as well as conducting the potential acquisition activities in China. We estimate that our capital requirements for the next twelve months will be as follow:

•	approximately $0.6 million for our laboratory/bio-manufacturing facility’ electricity work for Phase One laboratory manufacturing facility project in Beijing, China;

•	approximately $1.1 million to purchase advanced laboratory equipment and supplies for our vaccine production;

•	approximately $0.6 million for preparatory work for Phase I clinical study;

•	approximately $1.0 million for working capital and general corporate needs; and

•	approximately $0.7 million for pre-clinical trials on colon cancer vaccine and HPV vaccine.

We expect that the therapeutic vaccine can be brought to market in three years and the preventive vaccine can be brought to market in five to seven years, if we are successful in raising funds to complete development of the vaccines. As of June 30, 2008, our cash and cash equivalents and trading securities position was $1,125,695 and we have entered into securities purchase agreements in July, 2008 with several investors that we will get funding of  $ 3,950,000. We still need to raise additional funds through the public or private sales of our securities, loans, or a combination of the foregoing to meet the expenses of our planned operations. We cannot guarantee that financing will be available to us, on acceptable terms or at all. We also may borrow from local banks in China given that our land use right and laboratory facility could be used as collateral for borrowing. If we fail to obtain other financing by the end of December 2009, either through an offering of our securities or by obtaining additional loans, we may be unable to develop our planned projects and may be forced to scale back.

Distribution of Xinhua surgical instruments

On November 21, 2005, we entered into an exclusive distribution agreement with Xinhua Surgical Instruments Co. Ltd., (“Xinhua”) located in Shandong, China. Under this agreement, we have been granted exclusive distribution rights for all Xinhua surgical instruments in the United States, which are subject to FDA approval. The Company is responsible for advertising and marketing expenses in connection with distribution of Xinhua surgical instruments in the United States. Sales were $7,427 in the first half of 2008, $2,979 in 2007 and $1,768 in 2006. Minimum sales per the agreement are $50,000 in 2007, $60,000 in 2008, and increases 10% annually thereafter. Although we did not reach the minimum sales requirement in 2007, Xinhua indicated that we still have the exclusive distribution right in 2008.

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

On April 30, 2008, the Company entered into an equity sale and purchase agreement with Huhhot Xinheng Baide Biotechnology Co. Ltd., (“HXBD”), pursuant to which we agreed to purchase newly issued shares of HXBD. The equity sale and purchase agreement was completed on July 31, 2008, and the Company purchased 51% of the outstanding capital interests of HXBD for RMB 6 million (approximately US$ 881,000). HXBD is located in the city of Huhhot in Inner Mongolia of the PRC and is organized under the laws of the PRC. HXBD manufactures and distributes bovine serum products, which is used in research, the production of vaccine products. The acquisition will be accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. The assets acquired and liabilities assumed will be recorded at their fair values at the date of acquisition.

Potential Joint Venture

We entered into a non-binding memorandum of understanding with JR Scientific, Inc., a Woodland, California based manufacturer of classical and custom cell culture medium and sera products ("JRS”) and Mr. Jan Baker, President and CEO of JRS on April 15, 2008. Under the MOU, the Company will form a joint venture together with JRS and several other investors in China. The joint venture is expected to mainly produce culture medium, serum, and other biomaterial for sale in China and other countries under the brand name of the joint venture. Cell culture medium and serum are used in vaccine production as well as scientific research. JRS and Mr. Baker as part of the MOU, agree to transfer technology and “know-how” to the joint venture. The total investment for the joint venture is planned to be around RMB 10 million (about US$ 1.47 million). We expect to own at least 51% of the new joint venture. The joint venture is expected to be formed in the fourth quarter of 2008. However, the agreement is non-binding and we cannot assure you that a joint venture will be formed.

Results of Operations

Three-month period ended June 30, 2008 and June 30, 2007

During the quarter ended June 30, 2008, we had revenues of $5,142. The cost of revenue was $1,957 which was 38% of the total revenue.

During the quarter ended June 30, 2007, we had revenues of $333. The cost of revenue was $178, which was 53% of the total revenue. The decrease of the percentage of the cost of sales to sales was due to the decrease in costs of the surgical instruments. All these revenues were due to our selling surgical instruments in the United States. Since we entered into this agreement, we have established a sales inventory of Xinhua’s surgical instruments, printed marketing materials such as catalogs and post cards, compiled a list of potential customers, and implemented a strategic marketing plan for selling Xinhua’s instruments. The revenue has been increasing as a result of these efforts and we expect the increasing trend will continue in the near future.

For the quarter ended June 30, 2008, research and development expenses were $20,467, as compared to $38,355 for the quarter ended June 30, 2007. The decrease of $17,888 is due primarily to the decrease of the pre-clinical trial development of our vaccine candidates.

For the quarter ended June 30, 2008, general and administrative expenses were $243,031 as compared to $419,374 for the quarter ended June 30, 2007. The decrease of $176,343 is due primarily to decreases in consulting expense.

For the quarter ended June 30, 2008, selling and distribution expenses were $21,281 as compared to $10,838 for the quarter ended June 30, 2007. The increase of $10,443 is due primarily to increases in shipping and selling expense.

For the quarter ended June 30, 2008, interest expense was $1,521 as compared to interest income of $396 for the quarter ended June 30, 2007. The decrease of $1,917 is due primarily to a decrease in cash balance and borrowing cost.

However, none of these revenues pertain to our core planned principal operation of developing vaccines. Therefore, we believe a separate analysis of these revenues is not as helpful as an analysis of our liquidity and capital resources.

 Net loss for the quarter ended June 30, 2008, was $205,185 as compared to $514,820 for the quarter ended June 30, 2007. This decrease of $309,635 in net loss is attributable primarily to the decrease in general and administrative expense and decrease in unrealized loss of trading securities.

Six-month period ended June 30, 2008 and June 30, 2007

During the six months ended June 30, 2008, we had revenues of $7,427. The cost of revenue was $2,848 which was 40% of the total revenue.

During the six months ended June 30, 2007, we had revenues of $690. The cost of revenue was $405, which was 59% of the total revenue. The decrease of the percentage of cost of sales to sales was due to the decrease in costs of the surgical instruments. All these revenues were due to our selling surgical instruments in the United States. Since we entered into this agreement, we have established a sales inventory of Xinhua’s surgical instruments, printed marketing materials such as catalogs and post cards, compiled a list of potential customers, and implemented a strategic marketing plan for selling Xinhua’s instruments. The revenue has been increasing as a result of these efforts and we expect the increasing trend will continue in the near future.

For the six months ended June 30, 2008, research and development expenses were $56,873, as compared to $82,050 for the six months ended June 30, 2007. The decrease of $25,177 is due primarily to the decrease of pre-clinical trial development of our vaccine candidates.

For the six months ended June 30, 2008, general and administrative expenses were $448,875 as compared to $718,600 for the six months ended June 30, 2007. The decrease of $269,725 is due primarily to decreases in consulting expense.

For the six months ended June 30, 2008, selling and distribution expenses were $33,610 as compared to $16,311 for the six months end June 30, 2007. The increase of $17,299 is due primarily to increases in shipping and selling expense.

For the six months ended June 30, 2008, interest expense was $1,671 as compared to interest income of $3,803 for the six months ended June 30, 2007. The decrease of $5,474 is due primarily to a decrease in cash balance and borrowing cost.

However, none of these revenues pertain to our core planned principal operation of developing vaccines. Therefore, we believe a separate analysis of these revenues is not as helpful as an analysis of our liquidity and capital resources.

Net loss for the six months ended June 30, 2008, was $493,031 as compared to $873,298 for the six months ended June 30, 2007. This decrease of $380,267 in net loss is attributable primarily to the decrease in general and administrative expense and decrease in unrealized loss on trading securities.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalent balances, which were $932,020 at June 30, 2008. Also, we had marketable securities valued at $193,675 as of June 30, 2008. These marketable securities were classified as trading securities.

Net cash used in operating activities was $337,662 for the six months ended June 30, 2008 and $832,516 for the six months ended June 30, 2007. The decrease was due primarily to a decrease in payments made to contractors for building our laboratory facilities.

Net cash provided by (used in) investing activities was $1,078,517 for the six months ended June 30, 2008 and ($1,901,855) for the six months ended June 30, 2007. This change was due to the sale in part of our trading securities during the six months ended June 30, 2008.

Net cash provided by financing activities was $91,127 for the six months ended June 30, 2008 compared to $3,014,102 for the six months ended June 30, 2007. This large decrease was mainly due to proceeds from the issuance of preferred stock in 2007.

To date, our operations have been funded through issuances of our common stock and preferred stock whereby we raised an aggregate $7,358,117 from inception through June 30, 2008.

We estimate the total project costs for Phase One will be approximately $2,730,000. As of June 30, 2008, the remaining costs associated with completion of Phase One project will be approximately $567,000, primarily for permanent electrical equipment to be installed and related works to be finished. Also, we plan to use RMB 6 million (approximately $881,000) to acquire Xinheng Baide, a bovine serum manufacturing company in China. We plan to use our cash on hand to acquire the target, and in the meantime, to raise funds through private placements to increase our cash position and further to proceed with our potential joint venture with JRS in Beijing, China. We have signed securities purchase agreement with several board members and investors for investment in our Company in the form of common stock investment plus warrants.

On July 2, 2008, the Company entered into a securities purchase agreement with NFR International Pty Limited (“NFR”) and China Diamond Limited (“China Diamond”), two companies controlled by a member of our Board of Directors, Mr. Trevor Roy, and his wife, in which NFR and China Diamond agreed to purchase a total of 3,448,276 investments units from BGES at $0.725 per unit. Each unit consists of one share of common stock, a four-year warrant to purchase 0.5 share of common stock at $0.725 and a five-year warrant to purchase 0.5 share of common stock at $1.10. The total investment of China Diamond and NFR is $2.5 million. $125,000 of this total was paid upon execution of the equity purchase agreement and the balance will be paid in ten monthly equal amounts until May 1, 2009.

On July 9, 2008, the Company entered into a securities purchase agreement with Cheung Hin Shun Anthony, a member of our Board of Directors, in which Mr. Cheung agreed to purchase a total of 2,000,000 investment units from BGES at $0.725 per unit. Each unit consists of one share of common stock, a four-year warrant to purchase 0.5 share of common stock at $0.725 and five-year warrant to purchase 0.5 share of common stock at $1.10. The total investment is $1.45 million. $120,000 of this total was paid upon execution of the equity purchase agreement and the balance will be paid in ten equal installments until May 31, 2009.

Based on our current operating plan, we believe that we have sufficient cash and cash equivalents to last approximately through December 2009. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond December 2009. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be adversely affected.

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

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, which was adopted on January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets To Be Disposed of, or SFAS No. 121. Our long-lived assets consist of land use right, notes, fixed assets, construction in process, and prepaid consulting fees. We regularly evaluate our long-lived assets, including our intangible assets, for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured using discounted cash flows. In the period ended June 30, 2008, we performed an evaluation of our long-lived assets and concluded there was no impairment.

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

At June 30, 2008, the Company’s financial assets and liabilities that were measured at fair value include its investment in trading securities which have a cost of $194,194, a gross unrealized loss of $519, and a fair value of $193,675. The Company estimates the fair value of its trading securities based on unadjusted quoted prices in active markets of identical assets.

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

Construction in progress

In May 2003, the Company acquired a land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of HIV-PV Vaccine I. As of December 31, 2005, the Company had received all necessary permits and approvals. The general plans for development include the construction of a laboratory facility (“Phase One”) and construction of an administrative office building (“Phase Two”). The Company estimates the total project costs for Phase One will be approximately $2,730,000. At June 30, 2008, Phase One construction and internal clean room decoration was substantially completed at a cost of approximately $2,160,000, and is recorded as construction in progress. At June 30, 2008, $132,073 is due to the contractors of Phase One for the completed construction and internal clean room decoration and this obligation is recorded as due to contractors.

The Company estimates that the remaining costs associated with completion of Phase One project will be approximately $567,000, primarily for permanent electrical equipment to be installed and related works to be finished. As of June 30, 2008, the Company had signed an agreement with several contractors and vendors to finish the electricity project, and the remaining commitment is $62,306. The Company estimates the purchase and installation of the electrical and steam equipment will be completed in the third quarter of 2008. In addition, the Company estimates the cost of laboratory equipment it needs before Phase One is fully operational will be approximately $1,000,000. At June 30, 2008, the Company had not negotiated any contracts for the purchase of any of the laboratory equipment. The Company estimates the purchase and installation of the laboratory equipment will be completed by the end of 2008. At June 30, 2008, Phase Two was still in the design stage. The Company estimates total project costs for Phase Two will be approximately $1,200,000. The Company estimates that construction may begin on Phase Two in 2010 or later, but currently has no plans for Phase Two construction.

Lease commitment

As of June30, 2008, the Company had remaining outstanding commitments with respect to its non-cancelable operating lease for its office in Oak Brook, IL, of which $27,396 is due within one year, $28,041is due in 2009 and $4,751 is due in 2010, and for its office in Beijing, PRC (which is leased from Mr. Wenhui Qiao, the Company's director and president), of which $22,744 is due within one year.

Research and Development Agreements

On May 6, 2004, Beijing Institute of Radiation Medicine and the Company entered into agreements for conducted biodistribution and integration studies for HIV-PV Vaccine I. The aggregate amount for the testing is $28,494 and as of June 30, 2008, the remaining commitment was $5,832. On April 1, 2007, we entered into a biosample inspection for vaccine development research agreement with Beijing Xingde Biomedicine Research Institute. The aggregate amount paid for the testing is $22,452 and the remaining commitment was $23,910 as of June 30, 2008. On March 1, 2008, we signed an agreement with Changchun Wandi Biotechnology Co. Ltd, to conduct SF9 cell culture and stability study. The payment will be on a monthly basis and the remaining commitment is $21,431 as of June 30, 2008.

Royalty and License Arrangements

Mr. Liang Qiao, M.D., the Company's co-founder and chief executive officer, is one of the co-inventors of the Company's core technology that was assigned to Loyola University Chicago in April 2001. Under the agreement with Loyola University Chicago, the Company has obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of June 30, 2008, the Company had not generated any revenues from the sale of any products under development, nor had the Company received any revenues from sublicenses.

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

On March 17, 2008, the Company entered into an exclusive agency agreement with Xinhua. Under the renewed Agreement, the Company has been granted exclusive distribution rights for all Xinhua surgical instruments in the United States, Australia, and New Zealand. The Company’s minimum annual sale requirement for these three areas for a whole year from the date of signing the agreement will be $55,000 and increases 10% annually thereafter. The Company is responsible for advertising and marketing expenses in connection with distribution of Xinhua surgical instruments in these three areas. Subject to minimum sale requirements, the Company's exclusivity rights in these three areas will be extended. The new agreement supersedes the previous agreement signed on November 21, 2005. Sales in 2008 as of June 30, 2008 were $7,427.

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

Contractual Obligations

Payments due under contractual obligations at June30, 2008 mature as follows:

	Payments due by period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years
Lease obligation	$83	$50	$33
Payable to contractors	132	132	—
R&D agreement obligation	51	51	—
Total	$266	$233	$33

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company is a smaller reporting company and is not required to provide the information required by this.

Item 4. Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-KSB we filed with the SEC on March 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

Bio-Bridge Science, Inc.

/s/ Dr. Liang Qiao	Dated: August 14, 2008
By: Dr. Liang Qiao
Chief Executive Officer

EXHIBIT INDEX

3.1(i)*	Certificate of incorporation of the registrant, as currently in effect

3.1(ii)*	Bylaws of the registrant, as currently in effect

3.1(iii)**	Certificate of Designation of Series A Preferred Stock

4.1**	Form of Common Stock Warrant Agreement dated January 2007

4.2**	Registration Rights Agreement dated January 2007

10.1**	Securities Purchase Agreement dated January 2007

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Previously filed with the Securities and Exchange Commission pursuant to Registration Statement No. 333-121786.

** Previously filed as an exhibit to the Registrant's Form 10-KSB for its year ended December 31, 2006.