Form 10-Q
period 2008-09-30
BIO BRIDGE SCIENCE INC
filed 2008-11-14
CIK 1309304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: September 30, 2008

or

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

Common Stock Outstanding as of September 30, 2008: 34,587,676 shares

Bio-Bridge Science, Inc.
(A development stage company)
Index to Form 10-Q

		Page
Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2008 and 2007 and for the period from February 11, 2002 (inception) through September 30, 2008	3

	Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity for the period from February 11, 2002 (inception) through September 30, 2008	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2008 and 2007 and for the period from February 11, 2002 (inception) through September 30, 2008	10

	Notes to Unaudited Condensed Consolidated Financial Statements	12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	27

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	35

Item 4.	Controls and Procedures	35

Part II	Other Information	35

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

	SIGNATURES	37

Item 1. Financial Statements

 BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30	December 31
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$909,671	$104,372
Prepaid expenses and other current assets	82,452	28,662
Accounts receivable	196,025	-
Trading securities, at fair value	148,043	1,509,916
Inventories	749,908	-

Total Current Assets	2,086,099	1,642,950

Fixed assets, net of accumulated depreciation of $108,637 and $46,712, respectively	233,244	65,774
Construction in progress	2,405,900	1,814,291
Land use right, net of accumulated amortization of $100,578 and $80,471, respectively	378,376	366,597
Goodwill	229,248	-

Total Long-term Assets	3,246,768	2,246,662

TOTAL ASSETS	$5,332,867	$3,889,612

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$324,683	$-
Accrued expenses and other payables	158,958	121,270
Due to related party	51,953	-
Payable to contractors	184,195	124,017
Total Current Liabilities	719,789	245,287

MINORITY INTEREST	489,327	-

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,000,000 shares issued and outstanding	4,000	4,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 34, 587,676 and 34,357,676 shares issued and outstanding, respectively	34,588	34,358
Additional paid-in capital	12,560,388	10,349,611

Continued

Preferred stock dividend, payable in common shares	47,000	137,000
Subscription receivable	(3,174,110)	(20)
Stock to be issued, 6,071,610 and 50,000 shares, respectively	4,852,155	50
Accumulated other comprehensive income	375,815	221,358
Deficit accumulated during the development stage	(10,576,085)	(7,102,032)

Total Shareholders’ Equity	4,123,751	3,644,325

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,332,867	$3,889,612

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008
AND FOR THE PERIOD FROM FEBRUARY 11, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2008

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	For The Period From February 11, 2002 (Inception) Through September 30, 2008
REVENUE	$113,314	$1,694	$120,741	$2,384	$125,488
COST OF GOODS SOLD	(89,348)	(950)	(92,196)	(1,355)	(95,004)
GROSS PROFIT	23,966	744	28,545	1,029	30,484

Research and development cost	(19,885)	(21,476)	(76,264)	(103,816)	(548,605)
Selling and distribution expenses	(22,499)	(8,640)	(56,109)	(24,952)	(144,390)
General and administrative expenses	(2,658,966)	(203,878)	(3,103,364)	(922,570)	(7,805,852)

LOSS FROM OPERATIONS	(2,677,384)	(233,250)	(3,207,192)	(1,050,309)	(8,468,363)

Interest (expense) income	(798)	1,328	(2,443)	5,128	14,546
Unrealized loss on trading securities	(45,632)	(119,504)	(117,013)	(227,930)	(489,205)
Income on sale of trading securities	-	-	55,150	-	52,332
Dividend income	4,961	38,801	64,611	86,803	192,091

LOSS BEFORE MINORITY INTEREST	(2,718,853)	(312,625)	(3,206,887)	(1,186,308)	(8,698,599)

MINORITY INTEREST IN LOSS	2,834	-	2,834	-	2,834

NET LOSS	(2,716,019)	(312,625)	(3,204,053)	(1,186,308)	(8,695,765)

DEEMED PREFERRED STOCK DIVIDEND	-	-	-	(1,293,320)	(1,293,320)

PREFERRED STOCK DIVIDEND	(90,000)	(90,000)	(270,000)	(227,000)	(587,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,806,019)	$(402,625)	$(3,474,053)	$(2,706,628)	$(10,576,085)

LOSS PER SHARE, attributable to common shareholders, basic and diluted	$(0.07)	$(0.01)	$(0.09)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING, basic and diluted	40,429,285	34,177,176	37,100,185	33,874,655

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY FOR THE PERIOD FROM FEBRUARY 11, 2002
(INCEPTION) THROUGH SEPTEMBER 30, 2008

	Common Shares	Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock To be Issued	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total

Issuance of 13,750,000 shares at $0.00004	13,750,000	$13,750	$(13,200)	$-	$-	$-	$-	$550

Issuance of 7,461,090 shares at $0.0468	7,461,090	7,461	341,719	-	-	-	-	349,180

Issuance of 1,875,000 shares at $0.12	1,875,000	1,875	223,125	-	-	-	-	225,000

Foreign currency translation loss	-	-	-	-	-	(499)	-	(499)

Net loss	-	-	-	-	-	-	(114,476)	(114,476)

BALANCE DECEMBER 31, 2002	23,086,090	23,086	551,644	-	-	(499)	(114,476)	459,755

Issuance of 3,508,425 shares at $0.12	3,508,425	3,509	417,502	-	-	-	-	421,011

Issuance of 201,200 shares at $0.32	201,200	201	64,186	-	-	-	-	64,387

Foreign currency translation loss	-	-	-	-	-	(644)	-	(644)

Net loss	-	-	-	-	-	-	(255,020)	(255,020)

BALANCE DECEMBER 31, 2003	26,795,715	26,796	1,033,332	-	-	(1,143)	(369,496)	689,489

Issuance of 434,600 shares at $0.12	434,600	435	51,715	-	-	-	-	52,150

Issuance of 1,125,275 shares at $0.32	1,125,275	1,125	358,961	-	-	-	-	360,086

Issuance of 1,616,000 shares at $0.50	1,616,000	1,616	806,382	-	-	-	-	807,998

Fair market value of Stock options granted for services	-	-	695,052	-	-	-	-	695,052

Fair value of shares issued for services	100,000	100	49,900	-	-	-	-	50,000

Exercise of options	200,000	200	-	-	-	-	-	200

Deferred consulting expenses	-	-	-	(390,890)	-	-	-	(390,890)

Foreign currency translation loss	-	-	-	-	-	(457)	-	(457)

Net loss	-	-	-	-	-	-	(944,437)	(944,437)
BALANCE DECEMBER 31, 2004	30,271,590	$30,272	$2,995,342	$(390,890)	$-	$(1,600)	$(1,313,933)	$1,319,191

(Continued)

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY FOR THE PERIOD FROM FEBRUARY 11, 2002
(INCEPTION) THROUGH SEPTEMBER 30, 2008

	Common Shares	Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock To be Issued	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total

BALANCE DECEMBER 31, 2004	30,271,590	$30,272	$2,995,342	$(390,890)	$-	$(1,600)	$(1,313,933)	$1,319,191

Issuance of 2,179,947 shares at $0.50	2,179,947	2,180	1,087,794	-	-	-	-	1,089,974

Stock options issued for services	-	-	34,935	(34,935)	-	-	-	-

Stock options granted to employees and officers	-	-	680,604	(680,604)	-	-	-	-

Amortization of deferred compensation expenses	-	-	-	458,127	-	-	-	458,127

Return of options	-	-	(139,604)	139,604	-	-	-	-

Exercise of options	-	-	(328)	-	328	-	-	-

Foreign currency translation loss	-	-	-	-	-	26,882	-	26,882

Net loss	-	-	-	-	-	-	(1,253,093)	(1,253,093)
BALANCE DECEMBER 31, 2005	32,451,537	$32,452	$4,658,743	$(508,698)	$328	$25,282	(2,567,026)	$1,641,081

(Continued)

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY FOR THE PERIOD FROM FEBRUARY 11, 2002
(INCEPTION) THROUGH SEPTEMBER 30, 2008

	Common Shares	Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock To be Issued	Accumulated Other Comprehensive Income (Loss)	Subscription Receivable	Deficit Accumulated During the Development Stage	Total

BALANCE DECEMBER 31, 2005	32,451,537	$32,452	$4,658,743	$(508,698)	$328	$25,282	$-	$(2,567,026)	$1,641,081

Reclassification of deferred compensation balance to additional-paid-in-capital	-	-	(508,698)	508,698	-	-	-	-	-

Issuance of shares for previously exercised stock option	328,116	328	-	-	(328)	-	-	-	-

Sales of shares at $0.75 to $1.2 per share for cash, net of issuance costs	540,348	540	872,637	-	240	-	(25,091)	-	848,326

Compensatory shares issued to consultant	122,000	122	223,773	-	-	-	-	-	223,895

Employee stock options	-	-	174,670	-	-	-	-	-	174,670

Consultant stock option	-	-	48,277	-	-	-	-	-	48,277

Exercise of options	50,000	50	-	-	-	-	-	-	50

Foreign currency translation loss	-	-	-	-	-	55,121	-	-	55,121

Net loss 1/1/06 to 12/31/06	-	-	-	-	-	-	-	(1,323,894)	(1,324,364)
BALANCE DECEMBER 31, 2006	33,492,001	$33,492	$5,469,402	$-	$240	$80,403	$(25,091)	$(3,890,920)	$1,667,526

(Continued)

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY FOR THE PERIOD FROM FEBRUARY 11, 2002
(INCEPTION) THROUGH SEPTEMBER 30, 2008

	Common Shares	Stock Amount	Preferred Shares	stock Amount	Preferred stock dividend payable in common share	Additional Paid-in Capital	Common Stock To Be Issued	Accumulated Other Comprehensive Income (Loss)	Subscriptions Receivable	Deficit Accumulated During the Development Stage	Total

BALANCE DECEMBER 31, 2006	33,492,001	$33,492	-	$-	$-	$5,469,402	$240	$80,403	$(25,091)	$(3,890,920)	$1,667,526

Issuance of common stock at $0.75 per share for cash, net of issuance costs	-	-	-	-	-	22,470	30	-	-	-	22,500

Issuance of preferred shares at $0.75 per share for cash, net of issuance costs	-	-	4,000,000	4,000	-	2,996,000	-	-	-	-	3,000,000

Deemed dividend related to beneficial conversion feature of convertible preferred stock	-	-	-	-	-	1,293,320	-	-	-	(1,293,320)	-

Accrual of preferred stock dividend	-	-	-	-	317,000	-	-	-	-	(317,000)	-

Payment of preferred stock dividend	180,000	180	-	-	(180,000)	179,820	-	-	-	-	-

Compensatory shares issued to consultant	30,000	30	-	-	-	67,694	20	-	-	-	67,744

Employee stock options	-	-	-	-	-	173,715	-	-	-	-	173,715

(Continued)

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY FOR THE PERIOD FROM FEBRUARY 11, 2002
(INCEPTION) THROUGH SEPTEMBER 30, 2008

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

(Continued)

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY FOR THE PERIOD FROM FEBRUARY 11, 2002
(INCEPTION) THROUGH SEPTEMBER 30, 2008

	Common Shares	Stock Amount	Preferred Shares	Stock Amount	Preferred stock dividend payable in common share	Additional paid-in capital	Accumulated other comprehensive income (loss)	Common stock to be issued	Subscription receivable	Deficit accumulated during the development stage	Total
BALANCE DECEMBER 31, 2007	34,357,676	$34,358	4,000,000	$4,000	137,000	$10,349,611	$221,358	$50	$(20)	$(7,102,032)	$3,644,325

Sale of 393,334 shares of common stock at $0.75 per share for cash, to be issued	-	-	-	-	-	-	-	295,000	(210,090)	-	84,910

Sale of 5,448,276 shares of common stock at $0.725 per share for cash, to be issued	-	-	-	-	-	-	-	3,950,000	(2,964,000)	-	986,000

Stock based compensation to directors	-	-	-	-	-	-	-	339,655	-	-	339,655

Fair value of warrants issued to directors	-	-	-	-	-	1,903,586	-	-	-	-	1,903,586

Fair value of vested employee stock options	-	-	-	-	-	127,371	-	-	-	-	127,371

Fair value of stock issued for services	-	-	-	-	-	-	-	87,500	-	-	87,500

Accrual of preferred stock dividend	-	-	-	-	270,000	-	-	-	-	(270,000)	-

Payment of preferred stock dividend	180,000	180	-	-	(360,000)	179,820	-	180,000	-	-	-

Issuance of shares	50,000	50	-	-	-	-	-	(50)	-	-	-

Foreign currency translation gain	-	-	-	-	-	-	154,457	-	-	-	154,457

Net loss	-	-	-	-	-	-	-	-	-	(3,204,053)	(3,204,053)
BALANCE SEPTEMBER 30, 2008	34,587,676	$34,588	4,000,000	$4,000	$47,000	$12,560,388	$375,815	$4,852,155	$(3,174,110)	$(10,576,085)	$4,123,751

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
AND FOR THE PERIOD FROM FEBRUARY 11, 2002(INCEPTION)
THROUGH SEPTEMBER 30, 2008

	For Nine Months Ended September 30, 2008	For Nine Months Ended September 30, 2007	For the Period From February 11, 2002 (Inception) Through September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,204,053)	$(1,186,308)	$(8,695,765)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-	-
Depreciation	20,712	14,249	64,906
Amortization of land use right	13,874	12,790	87,197
Non cash stock compensation expense	2,458,112	344,707	4,105,893
Write off for notes receivable	-	-	40,000
Unrealized loss on trading securities	117,013	227,930	489,205
Income on sale of trading securities	(55,150)	-	(52,332)
Loss on sale of investment	-	-	2,107
Minority interests' share of net income	2,833	-	2,833
Change in operating assets and liabilities:
Accounts receivable	(63,840)	-	(63,840)
Inventories	(43,699)	-	(43,699)
Prepaid expense and other assets	(10,809)	(3,455)	(39,069)
Accounts payable	53,572	-	53,572
Payable to contractors	-	(353,973)	124,018
Accrued expenses and other payable	(26,235)	(4,295)	94,635
Net Cash Used In Operating Activities	(737,670)	(948,355)	(3,830,339)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land use right	-	-	(394,559)
Increase in construction in progress	(435,364)	(16,984)	(2,133,300)
Purchase of fixed assets	(2,323)	(1,890)	(108,563)
Purchase of investment		-	(40,000)
Purchase of trading securities	-	(1,897,184)	(1,984,924)
Proceeds from sale of trading securities	1,300,010	-	1,400,008
Purchase of business, net of cash acquired	(393,940)	-	(393,940)
Net Cash Provided By (Used In) Investing Activities	468,383	(1,916,058)	(3,655,278)

(cotninued)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,070,910	47,571	5,336,816
Proceeds from issuance of preferred stock	-	3,000,000	3,000,000
Proceeds from issuance of previously issued stocks	-	-	-
Proceeds from exercise of stock option	-	416	994
Advances from director	28,078	(18,885)	28,078
Net Cash Provided By Financing Activities	1,098,988	3,029,102	8,365,888

NET INCREASE IN CASH AND CASH EQUIVALENTS	829,701	164,689	880,271

Effect of exchange rate changes on cash	(24,402)	(4,053)	29,400
Cash and cash equivalents, beginning of period	104,372	149,613	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$909,671	$310,249	$909,671

Supplemental cash flow information
Interest Paid	$-	$-	$-
Income taxes Paid	$-	$-	$-

Supplemental non-cash investing and financing activities
Deemed dividend related to beneficial conversion feature of convertible preferred stock	$-	$1,293,320	$1,293,000
Accrual of preferred stock dividend	$270,000	$227,000	$587,000

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2008

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

NOTE 2 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Bio-Bridge Science, Inc. (a development stage company) ("the Company") was incorporated in the State of Delaware on October 26, 2004. The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." All losses accumulated since the inception of the Company will be considered as part of the Company's development stage activities. The Company has generated few revenues. The Company's fiscal year end is December 31.

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

On July 31, 2008, the Company acquired 51 percent of the outstanding capital interest of Huhhot Xinheng Baide Biotechnology Co., Ltd. (“XHBD”, see Note 4). XHBD was incorporated on May 17, 2006 under the laws of the People’s Republic of China (“PRC”) as a limited company, which is similar to a limited liability company. XHBD is located in the city of Huhhot in Inner Mongolia of the PRC. The primary operations of the Company are the manufacture and distribution of bovine serum products, which is used in research, the production of pharmaceuticals, and production of veterinary medicines. The results of XHBD are included in the accompanying condensed consolidated financial statements from August 1, 2008.

History of losses and negative cash flows

Since its inception, the Company has been engaged in organizational and pre-operating activities. The Company has generated some revenues and has incurred accumulated losses and negative operating cash flows of $8,695,765 and $3,830,339, respectively, from February 11, 2002 (inception) through September 30, 2008. We incurred a net loss of $3,204,053 for the nine months ended September 30, 2008. On February 12, 2007, the Company raised $3,000,000 in a private placement in the form of a sale of shares of Series A convertible preferred stock and warrants to purchase common stock. On July 2, 2008 and July 9, 2008, the Company entered into common stock and warrant purchase agreements in which the Company will receive a total of $3,950,000. Our capital requirements for the next 12 months, as they relate to further development and clinical studies relating to our product candidates have been and will continue to be significant. As of September 30, 2008, we have funded our operations through equity offerings in the form of private placements whereby we raised an aggregate $8,365,888 since inception.

Based on our current operating plan, we believe that we have sufficient cash and cash equivalents to last approximately through April 2010. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond April 2010. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

NOTE 3 - SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bio-Bridge Science Inc. and our wholly owned subsidiaries, Bio-Bridge Science Corp., Bio-Bridge Science (Beijing) Corp, Bio-Bridge Science Holding Co. and Bio Bridge Science (HK), Co. and our 51% owned subsidiary Huhhot Xinheng Baide Biotechnology Co. Ltd (“XHBD”). Intercompany accounts and transactions have been eliminated in consolidation.

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

Trade Receivables

Trade receivables are recorded at the carrying amount which approximates net realizable value.

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis.

Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives are as follows:

Asset category	Useful Life
Machinery	8 years
Motor vehicles	8 years
Leasehold improvements	4 years
Office equipment	3 years

Leasehold improvements are amortized over the shorter of their estimated useful life or the life of the building lease.

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

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

At September 30, 2008, the Company’s financial assets and liabilities that were measured at fair value include its investment in trading securities which have a cost of $259,270, a gross unrealized loss of $111,227 and a fair value of $148,043. The Company estimates the fair value of its trading securities based on unadjusted quoted prices in active markets of identical assets. In accordance with SFAS No. 157, this is a Level 1 valuation.

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

	As of and for the nine months ended September 30, 2008	As of and for the nine months ended September 30, 2007
Period end RMB : US$ exchange rate	6.8183	7.5108

Average period RMB : US$ exchange rate	7.0615	7.6598

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

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s current components of comprehensive income consist of foreign currency translation adjustments:

	Nine months ended September 30,
	2008	2007
Net loss	$(3,204,053)	$(1,186,308)
Foreign currency translation gain	154,457	79,168
Comprehensive loss	$(3,049,596)	$(1,107,140)

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and has issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants. As of September 30, 2008 common stock equivalents composed of options convertible into 2,297,000 shares of the Company's common stock and warrants convertible into 8,864,943 shares of the Company's common stock. For the three and nine month periods ended September 30, 2008 and 2007, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141R), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company will be reclassifying minority interest to shareholder’s equity in 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS No.161). SFAS No.161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS No.161 only requires enhanced disclosures, this standard will have no impact on the Financial Statements

The Company has not determined whether the adoption of SFAS No. 141R will have a material impact on its results of operations and financial condition. The Company does not believe that the adoption of SFAS No. 160 or SFAS No. 161 will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

NOTE 4 - ACQUISITION OF HUHHOT XINHENG BAIDE BIOTECHNOLOGY CO., LTD. (“XHBD”)

On July 31, 2008, the Company acquired 51 percent of the outstanding capital interest of Huhhot Xinheng Baide Biotechnology Co., Ltd. (“XHBD”). XHBD is located in the city of Huhhot in Inner Mongolia of the PRC and is organized under the laws of the PRC. XHBD manufactures and distributes bovine serum products, which is used in research, the production of pharmaceuticals, and production of veterinary medicines. The Company purchased 51 percent of the outstanding capital interest of XHBD in exchange for cash of $881,058 (RMB 6,000,000). The acquisition has been accounted for as a purchase in accordance with SFAS No. 141 Business Combinations. As such, the results of XHBD's operations have been included in the consolidated financial statements since August 1, 2008. The components of the purchase price and the allocation of the purchase price are as follows:

Purchase Price
$881,058

Purchase price allocation
Current assets, including cash of $487,118	$1,387,117
Property and equipment	165,299
Goodwill	229,248
Current liabilities	(410,085)
1,371,579
Historical cost of 49% minority interest	(490,521)
Net purchase price	$881,058

Allocation of the purchase price may change based on final valuation analysis. In preparing the valuation, the Company consulted with independent valuation experts. Goodwill represents the excess of the purchase price of XHBD over the fair value of the identifiable assets acquired and liabilities assumed. The Company accounts for minority interest using a historical basis.

The following unaudited pro forma operating data shown below presents the results of operations for the nine months ended September 30, 2008 and 2007, as if the acquisition of XHBD had occurred on the last day of the immediately preceding fiscal period. Accordingly, transaction costs related to the acquisition are not included in the loss from operations shown below. The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on the respective dates, or of future results of operations.

	For the three months Ended September 30,	For the three months Ended September 30,	For the nine months Ended September 30,	For the nine months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	113,314	146,415	343,137	161,417
Net loss	$(2,733,156)	$(1,244,383)	$(3,283,197)	$(1,241,944)
Net loss per share-basic and diluted	$(0.07)	$(0.04)	$(0.09)	$(0.04)
Weighted average shares outstanding-basic and diluted	40,429,285	34,177,176	37,100,185	33,874,655

In addition, China Diamond, an entity controlled by Mr. Trevor Roy, a director of the Company, purchased 14 percent of XHBD on April 30, 2008.

NOTE 5 - INVENTORIES

Inventories as of September 30, 2008 consist of the following:

September 30, 2008
( unaudited)
Raw materials	$130,529
Finished goods	619,379

Total inventories	$749,908

NOTE 6 - INCOME TAXES

Corporation Income Tax ("CIT")

Significant components of the Company's deferred income tax assets at September 30, 2008 and December 31, 2007:

	September 31, 2008 (unaudited)	December 31, 2007
Deferred income tax asset:
Net operating loss carried forward	$237,339	$184,553
Valuation allowance	(237,339)	(184,553)
Total deferred tax assets

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

The Company files tax returns in jurisdictions of the PRC. From January 1 2008, the PRC implemented a new CIT rate, in which local and foreign enterprises are subject to CIT of 25%, unless the enterprise is a high tech enterprise. These returns are subject to audit by the taxing authorities. The Company believes it files all returns properly.

The Company is not a U.S. taxpayer. Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2008, the Company does not have a liability for unrecognized tax uncertainties.

Value added tax ("VAT")

In accordance with the relevant tax laws in the PRC, XHBD is levied at 6% on the invoiced value of sales and is payable by the consumer. The Company is required to remit the VAT collected to the tax authority, but may deduct therefore the VAT it has paid on eligible purchases.

NOTE 7 - SHAREHOLDER'S EQUITY

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

Two investors in the Series A preferred stock private placement were appointed as directors of the Company in March 2007.

Common stock

Issuance of common stock for cash

The following represents transactions involving the purchases of the Company's common stock for cash categorized by period (for the period from February 11, 2002 (inception) to September 30, 2008):

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

Issuance of common stock during 2005

Issuance of 2,179,947 shares at $0.50 per share for total consideration of $1,089,974

Issuance of common stock during 2006

Issuance of 540,348 shares at $1.20 per share for total consideration of $648,417
Sale of 100,000 shares at $1.20 per share for total consideration of $120,000 for shares issued in 2007.
Sale of 140,000 shares at $0.75 per share for total consideration of $105,000 for shares issued in 2007.

Issuance of common stock during 2007

Sale of 30,000 shares at $0.75 per share for total consideration of $22,500.

Issuance of common stock in 2008

Sale of 26,666 shares at $0.75 per share for total consideration of $20,000.

Sale of 366,667 investment units with a unit price at $0.75 for a total consideration of $275,000. Each unit includes one share of common stock, a three-year warrant to purchase one-half share of common stock at $0.75 and a five-year warrant to purchase one-half share of common stock at $1.20 (an aggregate of 366,667 warrants). Two directors of the Company each purchased 20,000 investment units in the offering. The fair value of the warrants acquired by the two directors resulted in compensation expense of $11,507 (see Note 8). At September 30, 2008, $64,910 of the total consideration of $275,000 had been received and the balance of $210,090 is included in subscription receivable.

On July 2, 2008, the Company entered into a securities purchase agreement with NFR International Pty Limited and China Diamond Limited (collectively, “NFR/China Diamond”), two companies controlled by Mr. Trevor Roy, a member of our Board of Directors. NFR/ China Diamond agreed to purchase a total of 3,448,276 investment units from us at $0.725 per unit. Each unit consists of one share of common stock, a four-year warrant to purchase one-half share of common stock at $0.725 and a five-year warrant to purchase one-half share of common stock at $1.10. The total investment by NFR/China Diamond totals $2,500,000, of which $125,000 was paid on July 2, 2008, with the balance due in ten monthly installments through May 1, 2009. As of September 30, 2008, we had received $600,000 from NFR and China Diamond. The fair value of the warrants acquired by NFR/China Diamond resulted in compensation expense of $1,179,310 (see Note 8). In addition, $189,655 of stock compensation was recognized for the difference between the fair value of the units based on the closing price of the Company’s common stock on the date the agreement was signed and the purchase price of the units.

On July 9, 2008, the Company entered into a securities purchase agreement with Cheung Hin Shun Anthony, a member of our Board Directors, in which Mr. Cheung agreed to purchase a total of 2,000,000 investment units from us at $0.725 per unit. Each unit consists of one share of common stock, a four-year warrant to purchase one-half share of common stock at $0.725 and a five-year warrant to purchase one-half share of common stock at $1.10. The total investment by Mr. Cheung totals $1,450,000, of which $120,000 was received on July 9, 2008, and the balance will be paid in ten monthly installments through May 31, 2009. As of September 30, 2008, we had received $386,000 from Mr. Cheung. The fair value of the warrants acquired by Mr. Cheung resulted in compensation expense of $712,800 (see Note 8). In addition, $150,000 of stock compensation was recognized for the difference between the fair value of the units based on the closing price of the Company’s common stock on the date the agreement was signed and the purchase price of the units.

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

On July 1, 2008, the Company agreed to issue CH Capital LLC 50,000 shares of restricted common stock for investor relations services. The fair value of the 50,000 shares was determined to be $87,500 based on the closing price of the Company’s common stock on the date the agreement was signed. The Company recorded $87,500 as consulting expense when the shares were granted.

NOTE 8 - STOCK OPTION AND WARRANTS

On December 1, 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan provides for the grant of incentive stock options to our employees, and for the grant of non-statutory stock options, restricted stock, stock appreciation rights and performance shares to our employees, directors and consultants. The Company has reserved a total of 2,000,000 shares of its common stock for issuance pursuant to the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan does not provide for automatic annual increases in the number of shares available for issuance under the plan. As of September 30, 2008, 1,877,000 options had been granted under this plan.

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

On October 14, 2005, the Company issued to Mr. Liang Qiao, MD, the Company's chief executive officer, an option to purchase 600,000 shares of common stock at $0.55 per share to be exercised with a ten-year (10) period. The options granted were valued at $157,770 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of four years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options will be amortized over the three year vesting period. For quarter ended September 30, 2008, $13,150 has been amortized and included in the accompanying statement of operations.

On October 14, 2005, the Company issued to 25 employees options to purchase 1,345,000 shares of common stock at $0.5 per share to be exercised with a ten-year (10) period. The options granted were valued at $369,045 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rates of 3.4%; expected lives of 4 years; and estimated volatility of 70 percent based on recent history of the stock price in the industry. The value of the options will be amortized over the three year vesting period. For quarter ended September 30, 2008, $29,155 has been amortized and included in the accompanying consolidated statement of operations.

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

The following table summarizes the stock option activity under the plan and outside- the- plan issuances:

	Options Granted	Weighted Average Exercise Price

Outstanding at January 1, 2008	2,317,000	$0.42

Granted	0	0
Exercised	0	$0
Withdrawn	(20,000)	$0.001

Outstanding at September 30, 2008	2,297,000	$0.42

Exercisable at September 30, 2008	2,297,000	$0.42

The following table summarizes information about stock options outstanding as of September 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.001 to $0.55	2,297,000	$0.42	7.08	2,297,000	$0.42
	2,297,000			2,297,000

The aggregate intrinsic value of the 2,297,000 options outstanding and 2,297,000 options exercisable as of September 30, 2008 was $6,615,360. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company's common shares for the options that were in-the-money as of September 30, 2008.

A summary of the status of nonvested shares as of September 30, 2008 are as follows:

Number of Shares
Nonvested at January 1, 2008	473,750
Granted	—
Vested	(470,416))
Withdrawn	(3,334)
Nonvested at September 30, 2008	0

The total deferred compensation expense for the outstanding value of unvested stock options had been amortized as of September 30, 2008.

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

On June 4, 2008 and June 18, 2008, the Company issued two series of warrants to four investors to purchase 183,334 shares of common stock at $0.75 per share with a term of three years and to purchase 183,333 shares of common stock at $1.20 per share with a term of four years (366,667 warrants in the aggregate). Warrants to purchase 40,000 shares of common stock were acquired by two of our directors (see Note 7). We recorded the fair value of the warrants acquired by the two directors as compensation costs. The fair value of three-year warrant and five-year warrant issued to our directors was $5,898 and $5,610, respectively, at the grant date, which was determined using the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; a risk-free interest rate of 2.4%; an expected life of 3 and 5 years respectively; and an estimated volatility of 56 percent based on recent history of the stock price in the industry. The total of $11,508 was charged to compensation cost at the date the warrants were granted.

On July 2, 2008, Company issued two series of warrants to two investors to purchase 1,724,138 shares of common stock at $0.725 per share with a term of four years and to purchase 1,724,138 shares of common stock at $1.10 per share with a term of five years. Since the control person of the two institutional investors is our director (see Note 7), we recorded the fair value of the warrants to purchase 3,448,276 shares of common stock as compensation cost. The fair value of four-year warrant and five-year warrant issued to these two investors was $633,091 and $546,220, respectively, at the grant date, which was determined using the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; a risk-free interest rate of 2.4%; an expected life of 4 and 5 years respectively; and an estimated volatility of 56 percent based on recent history of the stock price in the industry. The total of $1,179,311 was charged to compensation cost at the date the warrants were granted.

On July 9, 2008, Company issued two series of warrants to an investor to purchase 1,000,000 shares of common stock at $0.725 per share with a term of four years and to purchase 1,000,000 shares of common stock at $1.10 per share with a term of five years. Since the investor is our director (see Note 7), we recorded the fair value of the warrants to purchase 2,000,000 shares of common stock as compensation cost. The fair value of four-year warrant and five-year warrant issued to these two investors was $382,474 and $330,293, respectively, at the grant date, which was determined using the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; a risk-free interest rate of 2.4%; an expected life of 4 and 5 years respectively; and an estimated volatility of 56 percent based on recent history of the stock price in the industry. The total of $712,767 was charged to compensation cost at the date the warrants were granted.

At September 30, 2008, warrants outstanding were as follows:

	Number of Shares under Warrants	Weighted Average Exercise Price

Warrants outstanding at January 1, 2008	3,050,000	$1.01
Warrants granted	5,814,943.97
Warrants expired	-	-

Warrants outstanding at September 30, 2008	8,864,943	$0.95

The following table summarizes information about warrants outstanding at September 30, 2008:

Warrants Outstanding and Exercisable

Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price

50,000	$1.20	November 20, 2009	$1.20
3,000,000	$1.00	January 20, 2010	$1.00
183,334	$0.75	June 4, 2011	$0.75
183,333	$1.20	June 4, 2013	$1.20
1,724,138	$0.725	July 2, 2012	$0.725
1,724,138	$1.10	July 2, 2013	$1.10
1,000,000	$0.725	July 9, 2012	$0.725
1,000,000	$1.10	July 9, 2013	$1.10
8,864,943	$0.75-$1.20		$0.95

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Construction in progress

In May 2003, the Company acquired a land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of HIV-PV Vaccine I. As of December 31, 2005, the Company had received all necessary permits and approvals. The general plans for development include the construction of a laboratory facility (“Phase One”) and construction of an administrative office building (“Phase Two”). The Company estimates the total project costs for Phase One will be approximately $2,850,000. At September 30, 2008, the Phase One construction and internal clean room decoration costing a total of approximately $2,405,900 is awaiting permanent electrical equipment to be installed, and is recorded as construction in progress. At September 30, 2008, $184,195 is due to the contractors of Phase One for the completed construction and internal clean room decoration and this obligation is recorded as due to contractors.

The Company estimates that the remaining costs associated with completion of Phase One project will be approximately $260,000, primarily for permanent electrical equipment to be installed and related works to be finished. As of September 30, 2008, the Company had signed agreements with various contractors and vendors to finish the electricity project. The Company estimates the purchase and installation of the electrical and steam equipment will be completed by the end of 2008. In addition, the Company estimates the cost of laboratory equipment it needs before Phase One is fully operational will be approximately $600,000. As of September 30, 2008, the Company had negotiated with several parties about contracts for the purchase of the laboratory equipment, but had not signed any contract yet. The Company estimates the purchase and installation of the laboratory equipment will be completed by early 2009. At September 30, 2008, Phase Two was still in the design stage. The Company estimates total project costs for Phase Two will be approximately $1,200,000. The Company estimates that construction may begin on Phase Two in 2010 or later, but currently has no plans for Phase Two construction.

Lease commitment

As of September 30, 2008, the Company had remaining outstanding commitments with respect to its non-cancelable operating lease for its office in Oak Brook, IL, of which $6970 is due in 2008, $28,088 is due in 2009 and $19,004 is due in 2010, and for its office in Beijing, PRC (which is leased from Mr. Wenhui Qiao, the Company's director and president), of which $17,160 is due within one year.

Research and Development Agreements

On May 6, 2004, Beijing Institute of Radiation Medicine and the Company entered into agreements for conducted biodistribution and integration studies for HIV-PV Vaccine I. The aggregate amount for the testing is $28,494 and as of September 30, 2008, the remaining commitment was $5,832. On April 1, 2007, we entered into a biosample inspection for vaccine development research agreement with Beijing Xingde Biomedicine Research Institute. The aggregate amount paid for the testing is $22,452 and the remaining commitment was $23,910 as of September 30, 2008. On March 1, 2008, we signed an agreement with Changchun Wandi Biotechnology Co. Ltd, to conduct SF9 cell culture and stability study. The payment will be on a monthly basis and the remaining commitment is $17,453 as of September 30, 2008.

Royalty and License Arrangements

Mr. Liang Qiao, M.D., the Company's co-founder and chief executive officer, is one of the co-inventors of the Company's core technology that was assigned to Loyola University Chicago in April 2001. Under the agreement with Loyola University Chicago, the Company has obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of September 30, 2008, the Company had not generated any revenues from the sale of any products under development, nor had the Company received any revenues from sublicenses.

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

On March 17, 2008, the Company entered into an exclusive agency agreement with Xinhua. Under the renewed Agreement, the Company has been granted exclusive distribution rights for all Xinhua surgical instruments in the United States, Australia, and New Zealand. The Company’s minimum annual sale requirement for these three areas for a whole year from the date of signing the agreement will be $55,000 and increases 10% annually thereafter. The Company is responsible for advertising and marketing expenses in connection with distribution of Xinhua surgical instruments in these three areas. Subject to minimum sale requirements, the Company's exclusivity rights in these three areas will be extended. The new agreement supersedes the previous agreement signed on November 21, 2005. Sales in 2008 as of September 30, 2008 were $13,560.

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

NOTE 10 - SUBSEQUENT EVENT

On October 1, 2008, we signed two scientific advisory board agreements with Dr. Katherine Knight and Dr. Mitchell Kronenberg, respectively. In these agreements, both professors will serve as our Scientific Advisory Board members for one year beginning October 1, 2008, and in turn, the Company will issue 10,000 shares of restricted common shares to each member. In addition to the restricted shares, Dr. Knight will also receive $10,000 cash as compensation for providing scientific consulting service to us.

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

In this document, the words "we," "our," "ours," and "us" refers to Bio-Bridge Science, Inc. and our wholly owned subsidiaries, including Bio-Bridge Science (Beijing) Co. Ltd., a Wholly-Foreign Owned Enterprise of the People's Republic of China ("Bio-Bridge (Beijing)") , Bio-Bridge Science Corporation, a Cayman Islands corporation, Bio-Bridge Science Holding Co. Ltd, a Cayman Islands corporation, Bio-Bridge Science(HK) CO. Ltd, a Hong Kong company, and Xinheng Baide Biotechnology Co. Ltd., a Chinese company.

OVERVIEW

Bio-Bridge Science, Inc. is a biotechnology company which focuses on the commercial development of vaccines to improve human health. Bio-Bridge Science has exclusive license granted from Loyola University Chicago, USA, for a technology (papilloma pseudovirus). The company plans to use the unique technology to develop vaccines against HIV, colon cancer, and an adjuvant to enhance immune response to vaccines in elderly. The company also plans to develop an HPV vaccine using a different technology, which provides protection against more HPV infection than the one currently in the market. Bio-Bridge Science Inc has a wholly owned subsidiary in Beijing, China, which undertake the task to produce these vaccines and file applications with Chinese FDA for clinical trials. Bio-Bridge Science also acquired a biotechnology company (Huhhot Xinheng Baide Biotechnology Co., Ltd. (“XHBD”) that produces bovine serum, that is a material for vaccine production and scientific research. Bio-Bridge Science plans to acquire more profitable biotech companies which are complimentary to our own products. We expect that these profitable companies will provide us with cash to support development of our proprietary products, lower cost for material used in our vaccine production, skillful work force in vaccine production, and a distribution channel.

History of Losses and Negative Cash Flows

Since inception, we have generated few revenues. We incurred net losses of $2,716,020 and $3,204,053 for the three and nine month periods ended September 30, 2008, respectively. As of September 30, 2008, we had an accumulated deficit of $8,695,765. As of September 30, 2008, we have funded our operations through equity offerings whereby we raised an aggregate $8,365,888 since inception. In the third quarter of 2008, the Company entered into common stock purchase agreements with three investors in private placements in the form of investment unit priced at $0.725 per unit. A total of 5,448,276 investment units were sold in the third quarter of 2008. Each unit includes one share of common stock, a four-year warrant to purchase 0.5 share of common stock at $0.725 and a five-year warrant to purchase 0.5 share of common stock at $1.10. Although we have secured funding of $ 3,950,000 in third quarter of 2008,our capital requirements beyond April 2010, as they relate to further research and development relating to our product candidates, will continue to be significant. We plan to raise more capital to meet our capital requirement for the development of our product candidates in the future as well as our future potential acquisitions in China.

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

The pre-clinical testing of our HIV vaccine (HIV-PV Vaccine I) on laboratory animals was completed in Beijing Institute of Radiation Medicine and the testing result was issued in June 2006 and showed encouraging results. After the vaccine samples are produced in our GMP facility, we will submit application for clinical trials with the Chinese SFDA. The clinical trial for therapeutic vaccine is expected to last three years. The clinical trial for preventive vaccine will last longer, most likely five to seven years.

We also plan to conduct the pre-clinical trials for colon cancer vaccine and HPV vaccine. We estimate that we will complete the pre-clinical trial of colon cancer vaccine in 2009 and that of HPV vaccine in early 2010. We expect to enter clinical trials of colon cancer vaccine in 2009 or 2010. As we discussed previously, clinical trial for therapeutic vaccine is expected to last three years. All the technology to make HIV vaccine and colon cancer vaccine is based on the technology co-developed by our CEO, Dr. Liang Qiao. Because we use the same technology to develop our potential vaccine products, we expect to use the same GMP facility in Beijing, China , to produce the HIV vaccine and colon cancer vaccine for pre-clinical and clinical trials.

As of December 31, 2005, we had completed the construction of the outside body of our laboratory and bio-manufacturing facility in our wholly owned subsidiary in Beijing, China. The internal clean room installation project will be completed by the end of this year, and the equipment for vaccine production will be purchased and installed in the facility by the end of this year or early next year. We plan to start our HIV vaccine production in the first quarter of 2009.

To date, we have funded our operations from funds we raised in private offerings. During the next twelve months, we plan to raise more capital through an offering of our securities or from loans to continue research and development of our various vaccine product candidates in China as well as conducting more potential acquisition activities in China. We estimate that the capital requirements for the operations of our core business for the next twelve months will be as follow:

•	approximately $ 0.3 million for our laboratory/bio-manufacturing facility’s electricity work for Phase One laboratory manufacturing facility project in Beijing, China;

•	approximately $ 0.75 million to purchase advanced laboratory equipment and supplies for our vaccine production;

•	approximately $0.6 million for preparatory work for Phase I clinical study of our HIV vaccine;

•	approximately $1.0 million for working capital and general corporate needs; and

•	approximately $0.7 million for pre-clinical trials on colon cancer vaccine and HPV vaccine.

We expect that the therapeutic vaccine can be brought to market in three years and the preventive vaccine can be brought to market in five to seven years after they enter clinical trials, if we are successful in raising funds to complete development of the vaccines. As of September 30, 2008, our cash and cash equivalents and trading securities position was $1,057,714 and we entered into securities purchase agreements in July 2008 with three investors that we will get a total of $ 3,950,000 that we will receive in installments from July 2008 to May 2009. However, we still need to raise additional funds through the public or private sales of our securities, loans, or a combination of the foregoing to meet our future planned operations beyond April 2010. We cannot guarantee that financing will be available to us, on acceptable terms or at all. We also may borrow from local banks in China given that our land use right and laboratory facility could be used as collateral for borrowing. If we fail to obtain other financing by the end of April 2010, either through an offering of our securities or by obtaining additional loans, we may be unable to develop our planned projects and may be forced to scale back some of our planned projects.

Distribution of Xinhua surgical instruments

On November 21, 2005, we entered into an exclusive distribution agreement with Xinhua Surgical Instruments Co. Ltd., (“Xinhua”) located in Shandong , China. Under this agreement, we have been granted exclusive distribution rights for all Xinhua surgical instruments in the United States , which are subject to FDA approval. The Company is responsible for advertising and marketing expenses in connection with distribution of Xinhua surgical instruments in the United States . Sales were $13,560 for the nine months ended September 30, 2008, $ 2,979 in 2007 and $ 1,768 in 2006. Minimum sales per the agreement are $ 50,000 in 2007, $ 60,000 in 2008, and increases 10% annually thereafter. Although we did not reach the minimum sales requirement in 2007, Xinhua indicated that we still have the exclusive distribution right in 2008.

On March 17, 2008, we entered into an exclusive agency agreement with Xinhua. Under the renewed Agreement, we have been granted exclusive distribution rights for all Xinhua surgical instruments in the United States, Australia and New Zealand. The Company’s minimum sale requirement for these three areas in 2008 will be $55,000 and increases 10% annually thereafter. The Company is responsible for advertising and marketing expenses in connection with distribution of Xinhua surgical instruments in these three areas. Subject to minimum sale requirements, the Company's exclusivity rights in these three areas will be extended. The new Agreement supersedes the previous agreement signed on November 21, 2005.

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

Huhhot Xinheng Baide Biotechnology Co., Ltd. (“XHBD”) was incorporated on May 17, 2006 under the laws of the People’s Republic of China (“PRC”) as a limited company. XHBD is located in the city of Huhhot in Inner Mongolia, China. The primary operations of the Company are the manufacture and distribution of bovine serum products, which is used in research, and production of vaccines. On July 31, 2008, the Company completed the acquisition of Huhhot Xinheng Baide Biotechnology Co. Ltd., (“XHBD”), in which the Company purchased 51% of the outstanding capital interests of XHBD for RMB 6 million (approximately US$ 881,000). XHBD is located in the city of Huhhot in Inner Mongolia of the PRC and is organized under the laws of the PRC.  The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. The assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition. We completed the 51% acquisition of Xinheng Baide on July 31, 2008 and began to consolidate its financial statements starting from August 1, 2008.

Potential Joint Venture

We entered into a non-binding memorandum of understanding with JR Scientific, Inc., a Woodland, California based manufacturer of classical and custom cell culture medium and sera products ("JRS”) and Mr. Jan Baker, President and CEO of JRS on April 15, 2008. Under the MOU, the Company will form a joint venture together with JRS and several other investors in China. The joint venture is expected to mainly produce culture medium, serum, and other biomaterial for sale in China and other countries under the brand name of the joint venture. Cell culture medium and serum are used in vaccine production as well as scientific research. JRS and Mr. Baker as part of the MOU, agree to transfer technology and “know-how” to the joint venture. The total investment for the joint venture is planned to be around RMB 10 million (about US$ 1.47 million). We expect to own at least 51% of the new joint venture. The joint venture is expected to be formed in the fourth quarter of 2008 or early 2009. However, the agreement is non-binding and we cannot assure you that a joint venture will be formed.

Results of Operations

Three-month period ended September 30, 2008 and September 30, 2007

During the three-month period quarter ended September 30, 2008, we had revenues of $113,314. The cost of revenue was $89,348, which was 79% of the total revenue. On July 31, 2008, the Company finished the acquisition of Huhhot Xinheng Baide Biotechnology Co. Ltd., (“XHBD”). Included in consolidate revenues and cost of revenue for the three-month period ended September 30, 2008 are XHBD’s revenue and cost of revenue from August 1, 2008 to September 30, 2008 which totaled $107,181 and $84,303, respectively.

During the three-month period ended September 30, 2007, we had revenues of $1,694. The cost of revenue was $950, which was 56% of the total revenue. The increase of the revenue was mainly due to sales of bovine serum, which was $107,181. Also, the sale of surgical instruments was increased to $6,133 during the three-month period ended September 30, 2008.

The decrease of the gross margin was due to the gross margin of bovine serum was lower, which was 19% during the three-month period ended September 30, 2008, compared with 55% for sale of surgical instruments.

For the quarter ended September 30, 2008, research and development expenses were $19,885, as compared to $21,476 for the quarter ended September 30, 2007. The decrease of $1,591 is due to the decrease of the pre-clinical trial development of our vaccine candidates.

For the quarter ended September 30, 2008, general and administrative expenses were $2,658,966 as compared to $203,878 for the quarter ended September 30, 2007. The increase $2,457,015 is due primarily to that we recorded non-cash stock compensation costs of $2,231,733 related to investments from directors in the third quarter.

For the quarter ended September 30, 2008, selling and distribution expenses were $22,499 as compared to $8,640 for the quarter ended September 30, 2007. The increase of $13,859 is due primarily to increases in shipping and selling expense and selling and distribution of XHBD.

For the quarter ended September 30, 2008, interest expense was $798 as compared to interest income of $1,328 for the quarter ended September 30, 2007. The decrease of $2,126 is due primarily to a decrease in cash balance and borrowing cost.

However, none of these revenues pertain to our core planned principal operations of developing vaccine candidates. Therefore, we believe a separate analysis of these revenues is not as helpful as an analysis of our liquidity and capital resources.

Net loss for the quarter ended September 30, 2008 was $2,716,020 as compared to $312,625 for the quarter ended September 30, 2007. This increase of $2,403,395 in net loss is attributable primarily to the increase of non-cash stock compensation cost related to investments from directors and was little offset by decrease in unrealized loss of trading securities.

Nine-month period ended September 30, 2008 and September 30, 2007

During the nine months ended September 30, 2008, we had revenues of $120,741. The cost of revenue was $92,196, which was 76% of the total revenue. On July 31, 2008, the Company finished the acquisition of Huhhot Xinheng Baide Biotechnology Co. Ltd., (“XHBD”). Included in consolidate revenues and cost of revenue for the nine-month period ended September 30, 2008 are XHBD’s revenue and cost of revenue from August 1, 2008 to September 30, 2008 which totaled $107,181 and $84,303, respectively.

During the nine months ended September 30, 2007, we had revenues of $2,384. The cost of revenue was $1,355, which was 57% of the total revenue. The increase of the revenue of $118,357 was mainly due to sales of bovine serum, which was $107,181. Also the sale of surgical instruments was increased to $13,560 during the nine months ended September 30, 2008.

For the nine months ended September 30, 2008, research and development expenses were $76,264, as compared to $103,816 for the nine months ended September 30, 2007. The decrease of $27,552 is due primarily to the decrease of pre-clinical trial development of our vaccine candidates.

For the nine months ended September 30, 2008, general and administrative expenses were $3,103,364 as compared to $922,570 for the nine months ended September 30, 2007. The increase of $2,182,721 is due primarily to the increase of non-cash stock compensation costs related to investments from directors.

For the nine months ended September 30, 2008, selling and distribution expense was $56,109 as compared to $24,952 for the nine months end September 30, 2007. The increase of $31,157 is due primarily to increases in shipping and selling expense and selling expense from XHBD.

For the nine months ended September 30, 2008, interest expense was $2,443 as compared to interest income of $5,128 for the nine months ended September 30, 2007. The decrease of $7,571 is due primarily to a decrease in cash balance and borrowing cost.

However, none of these revenues pertain to our core planned principal operation of developing vaccines. Therefore, we believe a separate analysis of these revenues is not as helpful as an analysis of our liquidity and capital resources.

Net loss for the nine months ended September 30, 2008 was $3,204,053 as compared to $1,186,308 for the nine months ended September 30, 2007. This increase of $2,017,745 in net loss is attributable primarily to the increase of non-cash stock compensation cost related to investments from directors and was little offset by decrease in unrealized loss of trading securities.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalent balances, which were $909,671 at September 30, 2008. Also, we had marketable securities valued at $148,043 as of September 30, 2008. These marketable securities were classified as trading securities.

Net cash used in operating activities was $737,670 for the nine months ended September 30, 2008 and $948,355 for the nine months ended September 30, 2007. The decrease was due primarily to a decrease in payments made to contractors for building our laboratory facilities.

Net cash provided by (used in) investing activities was $468,383 for the nine months ended September 30, 2008 and ($1,916,058) for the nine months ended September 30, 2007. This change was due to the sale of our trading securities during the nine months ended September 30, 2008.

Net cash provided by financing activities was $1,098,988 for the nine months ended September 30, 2008 compared to $3,029,102 for the nine months ended September 30, 2007. This large decrease was mainly due to proceeds from the issuance of preferred stock in 2007, and was offset somewhat by proceeds we received from the sale of common stock in the third quarter of 2008.

To date, our operations have been funded through issuances of our common stock and preferred stock whereby we raised an aggregate $8,365,888 from inception through September 30, 2008.

We estimate the total project costs for Phase One will be approximately $2,850,000. As of September 30, 2008, the remaining costs associated with completion of Phase One project will be approximately $260,000, primarily for permanent electrical equipment to be installed and related works to be finished. In addition, the Company estimates the cost of laboratory equipment it needs before Phase One is fully operational will be approximately $600,000.

On July 2, 2008, the Company entered into a securities purchase agreement with NFR International Pty Limited (“NFR”) and China Diamond Limited (“China Diamond”), two companies controlled by a member of our Board of Directors, Mr. Trevor Roy, and his wife, in which NFR and China Diamond agreed to purchase a total of 3,448,276 investments units from BGES at $0.725 per unit. Each unit consists of one share of common stock, a four-year warrant to purchase one-half share of common stock at $0.725 and a five-year warrant to purchase one-half share of common stock at $1.10. The total investment of China Diamond and NFR is $2.5 million. $125,000 of this total was paid upon execution of the equity purchase agreement and the balance will be paid in ten monthly equal amounts until May 1, 2009.

On July 9, 2008, the Company entered into a securities purchase agreement with Cheung Hin Shun Anthony, a member of our Board of Directors, in which Mr. Cheung agreed to purchase a total of 2,000,000 investment units from BGES at $0.725 per unit. Each unit consists of one share of common stock, a four-year warrant to purchase one-half share of common stock at $0.725 and five-year warrant to purchase one-half share of common stock at $1.10. The total investment is $1.45 million. $120,000 of this total was paid upon execution of the equity purchase agreement and the balance will be paid in ten equal installments until May 31, 2009.

Based on our current operating plan, we believe that we have sufficient cash and cash equivalents to last approximately through April 2010. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond April 2010. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be adversely affected.

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

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, which was adopted on January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets To Be Disposed of, or SFAS No. 121. Our long-lived assets consist of land use right, notes, fixed assets, construction in process, and prepaid consulting fees. We regularly evaluate our long-lived assets, including our intangible assets, for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured using discounted cash flows. In the period ended September 30, 2008, we performed an evaluation of our long-lived assets and concluded there was no impairment.

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

At September 30, 2008, the Company’s financial assets and liabilities that were measured at fair value include its investment in trading securities which have a cost of $259,270, a gross unrealized loss of $111,227 and a fair value of $148,043. The Company estimates the fair value of its trading securities based on unadjusted quoted prices in active markets of identical assets.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS No.161). SFAS No.161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS No.161 only requires enhanced disclosures, this standard will have no impact on the Financial Statements.

The Company has not determined whether the adoption of SFAS No. 141R will have a material impact on its results of operations and financial condition. The Company does not believe that the adoption of SFAS No. 160 or SFAS No. 161 will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Construction in progress

In May 2003, the Company acquired a land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of HIV-PV Vaccine I. As of December 31, 2005, the Company had received all necessary permits and approvals. The general plans for development include the construction of a laboratory facility (“Phase One”) and construction of an administrative office building (“Phase Two”). The Company estimates the total project costs for Phase One will be approximately $2,850,000. At September 30, 2008, the Phase One construction and internal clean room decoration costing a total of approximately $2,405,900 is awaiting permanent electrical equipment to be installed, and is recorded as construction in progress. At September 30, 2008, $184,195 is due to the contractors of Phase One for the completed construction and internal clean room decoration and this obligation is recorded as due to contractors.

The Company estimates that the remaining costs associated with completion of Phase One project will be approximately $260,000, primarily for permanent electrical equipment to be installed and related works to be finished. As of September 30, 2008, the Company had signed agreements with various contractors and vendors to finish the electricity project. The Company estimates the purchase and installation of the electrical and steam equipment will be completed by the end of 2008. In addition, the Company estimates the cost of laboratory equipment it needs before Phase One is fully operational will be approximately $600,000. As of September 30, 2008, the Company had negotiated with several parties about contracts for the purchase of the laboratory equipment, but had not signed any contract yet. The Company estimates the purchase and installation of the laboratory equipment will be completed by early 2009. At September 30, 2008, Phase Two was still in the design stage. The Company estimates total project costs for Phase Two will be approximately $1,200,000. The Company estimates that construction may begin on Phase Two in 2010 or later, but currently has no plans for Phase Two construction.

Lease commitment

As of September 30, 2008, the Company had remaining outstanding commitments with respect to its non-cancelable operating lease for its office in Oak Brook, IL, of which $6970 is due in 2008, $28,088 is due in 2009 and $19,004 is due in 2010, and for its office in Beijing, PRC (which is leased from Mr. Wenhui Qiao, the Company's director and president), of which $17,160 is due within one year.

Research and Development Agreements

On May 6, 2004, Beijing Institute of Radiation Medicine and the Company entered into agreements for conducted biodistribution and integration studies for HIV-PV Vaccine I. The aggregate amount for the testing is $28,494 and as of September 30, 2008, the remaining commitment was $5,832. On April 1, 2007, we entered into a biosample inspection for vaccine development research agreement with Beijing Xingde Biomedicine Research Institute. The aggregate amount paid for the testing is $22,452 and the remaining commitment was $23,910 as of September 30, 2008. On March 1, 2008, we signed an agreement with Changchun Wandi Biotechnology Co. Ltd, to conduct SF9 cell culture and stability study. The payment will be on a monthly basis and the remaining commitment is $17,453 as of September 30, 2008.

Royalty and License Arrangements

Mr. Liang Qiao, M.D., the Company's co-founder and chief executive officer, is one of the co-inventors of the Company's core technology that was assigned to Loyola University Chicago in April 2001. Under the agreement with Loyola University Chicago, the Company has obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of September 30, 2008, the Company had not generated any revenues from the sale of any products under development, nor had the Company received any revenues from sublicenses.

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

On March 17, 2008, the Company entered into an exclusive agency agreement with Xinhua. Under the renewed Agreement, the Company has been granted exclusive distribution rights for all Xinhua surgical instruments in the United States, Australia, and New Zealand. The Company’s minimum annual sale requirement for these three areas for a whole year from the date of signing the agreement will be $55,000 and increases 10% annually thereafter. The Company is responsible for advertising and marketing expenses in connection with distribution of Xinhua surgical instruments in these three areas. Subject to minimum sale requirements, the Company's exclusivity rights in these three areas will be extended. The new agreement supersedes the previous agreement signed on November 21, 2005. Sales in 2008 as of September 30, 2008 were $13,560.

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

Contractual Obligations

Payments due under contractual obligations at September 30, 2008 mature as follows:

	Payments due by period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years
Lease obligation	$71	$45	$26
Payable to contractors	184	184	—
R&D agreement obligation	47	47	—
Total	$302	$276	$26

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 2, 2008, the Company entered into a securities purchase agreement with NFR International Pty Limited and China Diamond Limited (collectively, NFR/China Diamond”), two companies controlled by Mr. Trevor Roy, a member of our Board of Directors. NFR/ China Diamond agreed to purchase a total of 3,448,276 investment units from us at $0.725 per unit. Each unit consists of one share of common stock, a four-year warrant to purchase one-half share of common stock at $0.725 and a five-year warrant to purchase one-half share of common stock at $1.10. The total investment by NFR/China Diamond totals $2,500,000, of which $125,000 was paid on July 2, 2008, with the balance due in ten monthly installments through May 1, 2009. As of September 30, 2008, we had received $600,000 from NFR and China Diamond. The fair value of the warrants acquired by NFR/China Diamond resulted in compensation expense of $1,179,310 (see Note 7). In addition, $189,655 of stock compensation was recognized for the difference between the fair value of the units based on the closing price of the Company’s common stock on the date the agreement was signed and the purchase price of the units.

On July 9, 2008, the Company entered into a securities purchase agreement with Cheung Hin Shun Anthony, a member of our Board Directors, in which Mr. Cheung agreed to purchase a total of 2,000,000 investment units from us at $0.725 per unit. Each unit consists of one share of common stock, a four-year warrant to purchase one-half share of common stock at $0.725 and a five-year warrant to purchase one-half share of common stock at $1.10. The total investment by Mr. Cheung totals $1,450,000, of which $120,000 was received on July 9, 2008, and the balance will be paid in ten monthly installments through May 31, 2009. As of September 30, 2008, we had received $386,000 from Mr. Cheung. The fair value of the warrants acquired by Mr. Cheung resulted in compensation expense of $712,800 (see Note 7). In addition, $150,000 of stock compensation was recognized for the difference between the fair value of the units based on the closing price of the Company’s common stock on the date the agreement was signed and the purchase price of the units.

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

Bio-Bridge Science, Inc.

/s/	Dr. Liang Qiao	Dated: November 14, 2008
By:	Dr. Liang Qiao
Chief Executive Officer

EXHIBIT INDEX

3.1(i)*	Certificate of incorporation of the registrant, as currently in effect

3.1(ii)*	Bylaws of the registrant, as currently in effect

3.1(iii)**	Certificate of Designation of Series A Preferred Stock

4.1**	Form of Common Stock Warrant Agreement dated January 2007

4.2**	Registration Rights Agreement dated January 2007

10.1**	Securities Purchase Agreement dated January 2007

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Previously filed with the Securities and Exchange Commission pursuant to Registration Statement No. 333-121786.

** Previously filed as an exhibit to the Registrant's Form 10-KSB for its year ended December 31, 2006.