Form 10-K
period 2008-12-31
BIO BRIDGE SCIENCE INC
filed 2009-03-31
CIK 1309304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from
______________ to _____________

Commission File Number: 0-10999

BIO-BRIDGE SCIENCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1802936
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

1211 West 22nd Street, Suite 615
Oak Brook, IL 60523
(Address of principal executive offices) (Zip Code)

630-928-0869
(Registrant's telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock: $0.001 par value
(Title of each class)	(Name of exchange on which registered)

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

Indicate by the check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, o a non-accelerated filer or a smaller reporting company.

(Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of February 28, 2009, 34,931,009 shares of the registrant's common stock and 4,000,000 shares of preferred stock were issued and outstanding, both at par value of $0.001. Aggregate market value of the voting stock held by non-affiliates as of June 30, 2008 was $21,785,377. Portions of the Registrant’s definitive proxy statement for its 2009 Annual Meeting or Stockholders are incorporated by reference into Part III of this Form 10-K.

BIO-BRIDGE SCIENCE, INC.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to:

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

When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q in our 2008 fiscal year.

As used in this Form 10-K, unless the context requires otherwise, we refer to Bio-Bridge Science, Inc. and our wholly owned subsidiaries, including Bio-Bridge Science (Beijing) Co. Ltd., a Wholly-Foreign Owned Enterprise of the People's Republic of China ("Bio-Bridge (Beijing)")，Bio-Bridge Science Corporation, a Cayman Islands corporation, Bio-Bridge Science(HK) CO., LIMITED, a Hong Kong company, Bio-Bridge Science Holding Co., Ltd., a Cayman Islands corporation and Huhhot Xinheng Baide Biotechnology Co., Ltd.(“XHBD”) a 51% owned subsidiary incorporated in Inner Mongolia, PRC, as "we," "us," "our," "Bio-Bridge" and "the Company."

PART I

ITEM 1 - BUSINESS

OVERVIEW

We are a biotech company focused on the commercial development of biological products for the prevention and treatment of human infectious diseases and production material in producing vaccines. We intend to develop and obtain regulatory approval for commercial sale of the following vaccines: an HIV vaccine (HIV-PV Vaccine I), a vaccine designed to prevent and treat infection by the human immunodeficiency virus, or HIV, an HPV vaccine, a colon cancer therapeutic vaccine and other related potential products. Also, we sell bovine serum, a major production material in producing vaccines, through our 51% owned subsidiary, XHBD. The HIV vaccine and colon cancer vaccine are based on the technology platform co-developed by Dr. Liang Qiao, our chief executive officer and an associate professor at Loyola University Chicago. The technology is owned by Loyola University. In June 2002, Loyola University exclusively licensed this technology to our subsidiary Bio-Bridge Science Corporation with respect to development and sales in the territories of People's Republic of China, Japan and the United States. Pursuant to an agreement with the Beijing Institute of Radiation Medicine, the pre-clinical testing of our first vaccine product candidate, HIV-PV Vaccine I, on laboratory animals in mainland China was completed and the test results were issued in June 2006 and showed encouraging results. Once we are able to produce vaccine samples in our manufacturing facility in Beijing, China, we plan to apply to China's State Food and Drug Administration (SFDA) for approval to conduct clinical trials of HIV-PV Vaccine I.

Since the process of development, testing and approval can be a long-term process, we also plan to acquire profitable vaccine and vaccine production related companies selectively in Asia, mainly in China, to increase our revenues and to increase our product offerings.

In May 2003, the Company acquired a land use right for approximately 28 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of our vaccine candidates. The general plans for development include the construction of a laboratory facility (“Phase One”) and construction of an administrative office building (“Phase Two”). At December 31, 2008, the Phase One construction and internal clean room are awaiting the inspections and approval from the government, which is expected to be finished by the second quarter of 2009, and is recorded as construction in progress. At December 31, 2008, $185,929 was due to the contractors of Phase One for the completed construction and internal clean room decoration and this obligation is recorded as due to contractors.

The Company estimates the cost of laboratory equipment for Phase One to be fully operational will be approximately $500,000. As of December 31, 2008, the Company had signed agreements with several parties for the purchase of the laboratory equipment. The Company estimates the purchase and installation of the laboratory equipment will be completed by the second quarter of 2009. At December 31, 2008, Phase Two was still in the design stage. The Company estimates the total project costs for Phase Two will be approximately $1,200,000. The Company estimates that construction may begin on Phase Two in 2011 or later, but currently has no plans for Phase Two construction.

We have finished the pre-clinical animal testing of HIV-PV Vaccine I through collaboration with Beijing Institute of Radiation Medicine and the testing showed encouraging results. After we are able to produce our HIV-PV vaccine samples in our facility, we intend to submit application for approval of clinical trials to Beijing branch of the China State Food and Drug Administration (SFDA). After we receive approval, we will conduct Phase I, II and III human clinical trials. If these clinical trials show that our vaccine is safe and effective, we will apply for a new drug approval certificate and approval for sale. We intend to conduct a phase IV clinical study after our vaccine is made available to the market. To date, we have not commenced clinical testing of this vaccine, nor has it been approved by the SFDA or any other regulatory agency. Also, we are conducting the pre-clinical activities for a colon cancer vaccine and an HPV vaccine.

On November 21, 2005, we entered into an exclusive distribution agreement with Xinhua Surgical Instruments Co. Ltd., located in Shandong, China. Under this agreement, we have been granted exclusive distribution rights for all Xinhua surgical instruments in the United States, which are subject to FDA approval. On December 6, 2005, we received confirmation from the FDA of our registration as a medical device establishment, which enables us to perform initial distributor and repackager operations. This confirmation is not FDA approval of any product or any of our activities. It is neither a license, nor a certification. We began selling Xinhua surgical instruments that meet the criteria for class I medical devices under FDA rules, which do not require pre-market notification to the FDA.

On July 31, 2008, the Company acquired 51 percent of the outstanding capital interest of Huhhot Xinheng Baide Biotechnology Co., Ltd. XHBD was incorporated on May 17, 2006 under the laws of the People’s Republic of China (the “PRC”) as a limited company, which is similar to a limited liability company. XHBD is located in the capital city of Inner Mongolia of the PRC, Huhhot. The primary operations of the Company are the manufacture and distribution of bovine serum products, which is used in research, production of pharmaceuticals, and production of veterinary medicines. The results of XHBD are included in the accompanying condensed consolidated financial statements from August 1, 2008.

We have incurred significant losses since inception as a result of research and development, general and administrative expenses in support of our operations. We expect to continue to incur substantial losses over at least the next few years as we complete our pre-clinical trials, apply for regulatory approvals of clinical trials, construct our phase II biomanufacturing facility and continue development of our technology. Although we still plan to acquire more profitable vaccine producing or vaccine production-related companies in China in the near future, we cannot guarantee that we will successfully complete acquisitions or that these acquisitions will bring us positive net incomes and cash flows on a consolidated basis. Therefore, we will still need to raise additional capital during the next twelve months to meet our operating expenses. See "Plan of Operations."

HISTORY, REORGANIZATIONS AND CORPORATE STRUCTURE OF THE COMPANY

We were incorporated in Delaware on October 26, 2004 as a holding company for the shares of Bio-Bridge Science Corp, a pre-existing vaccine development company. On November 4, 2004, we initiated exchange offers to the shareholders of Bio-Bridge Science Corp. By November 12, 2004, 100% of the shareholders of Bio-Bridge Science Corp. had tendered their shares. Effective December 1, 2004, we issued 29,971,590 shares of our common stock to the shareholders of Bio-Bridge Science Corp. pursuant to the Agreement for the Exchange of Shares dated as of November 4, 2004 ("Exchange Agreement") by and among us, Bio-Bridge Science Corp. and the shareholders of record of Bio-Bridge Science Corp. As a result of this exchange reorganization, effective December 1, 2004, we became the sole shareholder of Bio-Bridge Science Corp., and it became our wholly owned subsidiary. The Bio-Bridge Science Corp. shareholders acquired control of our company pursuant to the Exchange Agreement, resulting in Dr. Liang Qiao's ownership of 13,750,000 shares or approximately 40% of our company. The directors and members of management of Bio-Bridge Science Corp. are the same directors and management of Bio-Bridge Science, Inc. There was no change in corporate structure before and after the incorporation of Bio-Bridge Science, Inc. The acquisition was accounted for as a reverse merger (recapitalization) with Bio-Bridge Science Corp. deemed to be the accounting acquirer, and Bio-Bridge Science, Inc. deemed to be the legal acquirer. Accordingly, the historical financial information presented herein is that of Bio-Bridge Science Corp. as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value. The historical basis of assets, liabilities and retained earnings of Bio-Bridge Science Corp., the accounting acquirer was carried forward after the acquisition.

Bio-Bridge Science Corp. was incorporated in the Cayman Islands on February 11, 2002 to complete development of, and commercialize, HIV-PV Vaccine I, a vaccine designed to prevent and treat infection and disease caused by HIV, the virus that causes AIDS. At the time of the exchange, Bio-Bridge Science Corp.'s directors included Dr. Liang Qiao, Wenhui Qiao, Toshihiro Komoike, Isao Arimoto and Shyh-Jing (Philip) Chiang. Its executive officers consisted of Dr. Liang Qiao, chief executive officer and secretary, Wenhui Qiao, president, Chuen Huei (Kevin) Lee, chief financial officer, and Toshihiro Komoike, vice president.

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

We incorporated Bio-Bridge Science (HK) CO., LIMITED, a Hong Kong company in March 2008, and Bio-Bridge Science Holding Co., Ltd., a Cayman Islands corporation in February 2008, to serve as acquisition vehicles.  We acquired 51 percent of the outstanding capital interest of Huhhot Xinheng Baide Biotechnology Co., Ltd at July 31, 2008.

PRODUCTS

Our major products under development are vaccines against HIV, cervical cancer and colon cancer. Also, we sell bovine serum through our 51% owned subsidiary, Huhhot Xinheng Baide Biotechnology Co. Ltd.

VACCINE

Most vaccines are preventive, and as a result, they are particularly suited to address epidemics, including HIV/AIDS. Some vaccines can be used to treat diseases, and they are called therapeutic vaccines.

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

Another vaccine strategy is required to activate the immune system's cytotoxic T-cells, which are white blood cells that search for and eliminate virus-infected cells or tumor cells. Viruses replicate by subverting the metabolism of the infected cell to make more virus. Once this process is completed, a new crop of viruses leave the cell, often killing it in the process, and infect new cells. Except in transit between cells, viruses which work inside the cell are safe from any antibodies. But early in the process, infected cells display fragments of the viral proteins in their surface molecules. Cytotoxic T-cells recognize these fragments and bind to the infected cell and often will be able to destroy it before it can release a new crop of viruses. Similarly, tumor cells display fragments of tumor-specific or associated antigens in their surface molecules and specific cytotoxic T-cells can recognize these antigens and subsequently kill the tumor cells. Most cytotoxic T-cells will die after they have eliminated the infected cells or tumor cells, but some will become memory cells, or long-lived cells ready to respond to a later exposure to the pathogen.

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

GOVERNMENT REGULATION IN CHINA, JAPAN AND THE UNITED STATES

Our vaccine candidates must receive regulatory approval before they can be marketed. The regulatory requirements involve stringent standards that may vary among different countries. In general, before a drug can qualify for marketing approval, a registration application must be submitted to a regulatory authority for review and evaluation. The registration application principally contains detailed information about the safety and efficacy of a new medication. It also provides details about the manufacturing process, the proposed production facility and information to be provided to health care providers or patients. The registration process can last from several months to several years and depends, among other things, on the laws and regulations of the country in which the review takes place, the nature of the medication under review, the quality of the submitted data, and the efficiency of the review procedure. The process of developing a drug from discovery through testing, registration and initial product launch typically takes 10 to 15 years and, according to recent research by the Tufts Center for Drug Development, exceeds U.S. $800 million in general. There are four phases to clinical testing of unapproved drug candidates in humans:

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

A. HIV VACCINE

HIV is the virus that causes Acquired Immunodeficiency Syndrome, or AIDS, a lethal disease characterized by the gradual deterioration of the human immune system. HIV is transmitted by three predominant means: sexual contact; exposure to blood from an infected person, such as sharing needles in drug use; and transmission from infected mothers to their newborns. Although the disease is manifested in many ways, the problem common to all patients is the destruction of essential immune cells known as T lymphocytes, or T-cells. Destruction of these T-cells by HIV makes the body particularly vulnerable to infections and cancers that typify AIDS and ultimately cause death. Blocking HIV infection is the most important step in preventing AIDS.

HIV is transmitted sexually or directly into the bloodstream. The mucosal surface is one of the most important portals for HIV transmission. The mucosal surface is the membranous tissue that covers surfaces or lines a tube or cavity of the body and serves to enclose and protect parts of the body from the exterior environment. Mucosal surfaces include the mouth, intestinal and vaginal cavity. The tissue in intestinal mucosa contains many immune cells that are usually infected with HIV-1 in patients with AIDS. In the course of an AIDS infection, the intestine is the earliest target for viral infection and loss of immune cells. Some candidate vaccines that induced relatively strong systemic immune responses in connection with virus transmitted directly into the bloodstream have failed to provide adequate protection in non-human primate models. Therefore, there is reason to believe that mucosal immunity will be essential for designing an effective AIDS vaccine. Accordingly, we believe that it is important for the ideal HIV vaccines to induce not only systemic but also mucosal HIV-specific immune response to prevent the entry of HIV into the mucosa, to inhibit HIV replication, and to clear HIV during and after transmission. We believe that stimulating mucosal immune responses, including neutralizing antibodies and cytotoxic T-cells, will be essential in the development of an effective AIDS vaccine.

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

OVERVIEW OF NEED FOR HIV VACCINE IN CHINA, JAPAN AND THE UNITED STATES

CHINA

In December 2008, WHO and UNAIDS jointly estimated that 700,000 people were living with HIV in China, including about 75,000 AIDS patients. During 2007 there were approximately 48,159 new HIV infections and 39,000 AIDS deaths. These numbers have to be considered in the context of China's extremely large population which is estimated at around 1.3 billion.

The figure of 700,000 is lower than the previously published estimate of 840,000 in 2003. This is not because prevalence is falling, but is due to better data and improved methods of estimation. The number of reported AIDS cases is lower than the estimated number because of massive under reporting, especially in the rural areas. Undereporting can be explained by a shortage of testing equipment and trained health staff, as well as the continuing stigma.

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

The Chinese government has acted to curb the HIV/AIDS epidemic, by prioritizing AIDS drug approval and establishing a policy, referred to as the Fast Track policy, to expedite the drug approval process. In 2001, the PRC Ministry of Health, the lead government agency responsible for addressing the HIV/AIDS epidemic, formed a Center for Disease Control and Prevention, adopted a five-year action plan, and increased government spending at the national and provincial levels. The funding for safety of national blood banks has been increased through a RMB 1.5 billion (about $181 million) government bond issue. As a comparison, from 1990 to 1995, annual spending by the central government on HIV/AIDS was estimated to be around US$500,000 per year and increased to approximately $1.8 million per year from 1996 to 2000. The Chinese government spent $499 million from 2005 to 2007 to curb the spread of AIDS/HIV. In 2008, the Chinese government increased its efforts by spending $228 million alone (RMB 1.55 billion) to fight HIV/AIDS. To date, we have not received any funding commitments from the Chinese government, nor have we applied for any government funding. However, we may apply for government funding in the future.

International and domestic programs have been undertaken to help prevent the spread of HIV in China and treat the patients infected by HIV. Grassroots organizations have created peer-education groups, and even small groups of independently organized college students are traveling to the countryside to teach prevention and raise awareness of HIV. International non-governmental organizations, foreign governments and the United Nations are all active in China and have invested funds and expertise in addressing the HIV epidemic. The Chinese government has expressed a willingness to work with the international community to create policies and programs that will prevent HIV/AIDS from spreading. On February 24, 2006, the State Council issued China’s 2006-2010 Plan for preventing and curbing the spread of HIV, in which the chief goal is to keep the number of people infected by 2010 lower than 1.5 million.

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

UNAIDS estimated that approximately 9,600 people were living with AIDS/HIV in Japan in 2007. The Ministry of Health, Labor and Welfare is at the forefront of domestic policies while the Ministry of Foreign Affairs formulates foreign policies on HIV/AIDS, and no concerted national policy has yet been articulated to bridge the various efforts in the fight against the domestic and global spread of the epidemic. Much of Japan's present-day legal and regulatory framework, social welfare coverage, promotion of basic and clinical research and provision of medical care and treatment concerning HIV/AIDS in Japan has arisen out of the 1996 settlement agreed to by representatives of the HIV-infected hemophiliacs and the Ministry of Health, Labour and Welfare. The epidemic was first identified in Japan among hemophiliacs who had been infected through contaminated blood products. When the contamination was linked to the failure of pharmaceutical companies and government officials to exercise proper safeguards, scandal erupted. This scandal peaked in the mid-1990's and became the climactic point in the history of HIV/AIDS in Japan, but once the legal settlement was reached, the issue of AIDS appeared to have been put to rest in the eyes of the general public. Ever since, the level of interest in HIV/AIDS in Japanese society has remained low. The implementation of effective measures to promote prevention and awareness-raising regarding sexual transmission of the disease, in comparison to the 1996 settlement, lags far behind. Nonetheless, there is a growing demand for greater efforts to counter the rapid spread of the epidemic among populations vulnerable to HIV infection.

Fighting infectious diseases has been given priority in Japan's Official Development Assistance scheme, and the government has pledged a total of US$3 billion under the Okinawa Infectious Diseases Initiative for the five-year period from 2000 to 2004. Although Japan can boast considerable expertise in treating tuberculosis, polio, and parasitic diseases, the same cannot be said in the case of HIV/AIDS, an area where Japan's potential contribution is seen as relatively limited. Consequently, the Japanese government has resorted to taking a comprehensive approach to fight all infectious diseases rather than focusing solely on HIV/AIDS. In this sense, the Okinawa Infectious Diseases Initiative fails to give high priority to HIV/AIDS, including it as one of many targeted infectious and parasitic diseases. Indeed, projects under this initiative that are specifically related to HIV/AIDS have only accounted for 8 percent of total expenditures. There are approximately 100 community-based nongovernmental organizations involved in HIV/AIDS issues on the domestic scene, which are mostly run on a volunteer basis by medical experts or people living with HIV/AIDS. They have been effective in conducting prevention programs and offering care and support for population groups vulnerable to HIV infection and not adequately reached by public agencies. Private financial resources for NGOs involved in HIV/AIDS issues are severely limited. Grants from private foundations seldom go to support nongovernmental organizations engaged in grassroots activities. Meanwhile, although many foundations fund research and offer scholarships in the fields of health, medicine and welfare, none give top priority to HIV/AIDS.

On May 23, 2008, Prime Minister Fukuda announced Japan’s new financial commitment of US$560 million to the Global Fund to Fight AIDS, Tuberculosis and Malaria (the Global Fund). This new commitment will bring Japan’s total contribution to US$1.4 billion since the Global Fund was established in 2002.

UNITED STATES

The UNAIDS/WHO 2008 report on the AIDS epidemic reports that infections are on the rise in the U.S. An estimated 1.2 million people were living with HIV in the United States in 2007, an increase from 900,000 in 2001. UNAIDS/WHO estimated that around 22,000 people died of AIDS/HIV in 2007. An estimated 40,000 people have been infected with HIV each year in the U.S. in the last ten years, but the epidemic is now disproportionately found among African Americans, Hispanic Americans and women. African Americans are just over 13% of the U.S. population (according to the 2005 census), but account for almost half of new HIV cases diagnosed in the 33 states with long-term, confidential name-based HIV reporting.

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

Progress recently has been made in treating HIV infection. Current HIV therapies slow multiplication of the virus and delay the onset of AIDS. They do not cure HIV infection or AIDS. Considering costs, toxicities, difficulties in compliance with complex drug regimens and the development of resistance to these drugs, we believe such therapies will be available only to a small fraction of the HIV-infected population. Accordingly, we believe they will probably have a minimal impact on the worldwide epidemic. Vaccines are still the best method to treat and prevent HIV infections.

In the United States, the annual number of new HIV infections has decreased from a peak of more than 150,000 in the mid-1980s and has stabilized since the late 1990s at approximately 40,000. Populations of minority races and ethnicities are disproportionately affected by the HIV epidemic. To reduce further the incidence of HIV, CDC (US Centers for Disease Control and Prevention) announced the Advancing HIV Prevention (AHP) initiative in 2003. This initiative comprises four strategies: making HIV testing a routine part of medical care, implementing new models for diagnosing HIV infections outside medical settings, preventing new infections by working with HIV-infected persons and their partners, and further decreasing prenatal HIV transmission.

Much has been accomplished since the announcement of AHP in mid-2003. CDC was poised to accomplish even more during 2005 and afterwards. Many new policies and plans have been put in place and many new partners have been enlisted. The next few years are critical to demonstrating the effect this enhanced HIV prevention approach has on curbing the epidemic and helping us make new strides in reducing the number of annual new infections and improving the lives of those persons who are HIV positive.

DRUG APPORVAL PROCESS IN CHINA, THE UNITED STATES, AND JAPAN

China

The SFDA in China regulates the drug approval process. The process involves pre-clinical in vitro laboratory and in vivo animal testing for toxicity and pharmacological effects, and submission to the SFDA of an application for approval of clinical studies. The provincial branch of the SFDA conducts an on-site review and sampling process and accepts the application within a maximum of five days from the date of submission. The Medicine Review Center of the SFDA then reviews the technology and may request supplementary information from the applicant. The Medicine Review Center completes its review within at least 100 days and the SFDA then approves the clinical study or disapproves it. After the SFDA approves the application for clinical trials, the applicant then presents the clinical study plan and information concerning participating parties. The applicant may then proceed with human clinical trial Phases I, II and III. Estimated completion times for each phase includes six months for Phase I, 12 months for Phase II and 12 to 18 months for Phase III (for therapeutic vaccines), and longer time for preventive vaccines. The next step is to apply to the SFDA for new drug certificates and approval for production and sale. This step of the process takes approximately three to six months. The Fast Track policy allows qualified applicants to enter the drug approval process immediately without waiting in line for application. Thousands of new drugs ordinarily wait in line for approval each year in China. We estimate that the total drug approval process in China may take at least three years for the therapeutic HIV-PV Vaccine I and five to seven years for the preventive HIV-PV Vaccine I.

We plan to submit our application for approval of clinical study to the SFDA in the second half of 2009 when our laboratory facility meets the GMP standards and the equipment has been installed fully. However, any delay in completion of the installation of our laboratory equipment and compliance with GMP standards of our facility would change the estimated date for submittal of our application for approval of clinical study, and accordingly, increase the amount of time estimated for SFDA approval. Moreover, encouraging results of pre-clinical tests do not necessarily indicate positive results in clinical trials. The SFDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. We estimate the total cost to bring the therapeutic HIV-PV Vaccine I to market in China is US$ 10 million, and an additional US$ 6 million will be needed to commercialize the preventive HIV-PV Vaccine I in this market. We also anticipate that it will take about three years to conduct clinical trials for the therapeutic vaccine, and it will take approximately five to seven years to conduct clinical trials of the preventive HIV-PV Vaccine I and test efficacy and safety of the drug in humans. We focus on the commercialization of our vaccine candidates in China first because the estimated cost of bringing the vaccine to market is much lower in China than those in the United States or Japan.

United States

The principal regulatory authority with respect to prescription drug approvals in the U.S. is the FDA. The FDA administers and executes requirements covering the research, development, testing, approval, safety, effectiveness, manufacturing, labeling and marketing of prescription drugs. Drug safety and efficacy are evaluated pursuant to FDA regulations throughout the life of a product, and in particular at four distinct stages:

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

Clinical trials for drug candidates are typically conducted in three sequential phases that may overlap. We estimate that the Phase I clinical trial will take approximately one year to complete. Phase II clinical trial is estimated to take up to two years, and the Phase III clinical trial program is estimated to take approximately three years. A New Drug Application, or NDA, is the formal step asking the FDA for marketing approval of a new drug in the U.S., which includes all animal and human testing and analyses of the data, as well as information about how the drug behaves in the body and how it is manufactured. After the NDA is received, the FDA has 60 days to decide whether to file it so that it can be reviewed. The FDA can refuse to file an application if it is incomplete. If the FDA files the NDA, it then evaluates the safety, effectiveness and manufacturing processes, which generally takes about 10 months, or six months for priority drugs.

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

Japan

Japanese regulatory authorities recognize clinical data developed outside of Japan. However, we will face two particular challenges that make the drug approval process sometimes difficult for drugs developed outside of Japan. First, the Japanese regulatory authorities request bridging studies to verify that foreign clinical data are applicable to Japanese patients. Second, Japanese regulatory authorities require the tests to determine appropriate dosages for Japanese patients to be conducted on Japanese patient volunteers. Due to these requirements, delays of two to three years in introducing a drug developed outside of Japan to the Japanese market are possible. In recent years, efforts have been made between the U.S. and Japan and countries in other regions to achieve shorter development and registration times for medicinal products by harmonizing the individual requirements of these three regions. The project is called the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (ICH). For the foreseeable future, however, approval must be obtained separately in each market. The Japanese regulatory process for approval of new drugs is similar to the FDA approval process, and the estimated time needed to bring a new drug to market in each step of the process is substantially the same. Japan has a fast track program to accelerate approval of new drugs, but each case is considered differently. Accordingly, we cannot estimate the time needed to commercialize our products in Japan at this time. We anticipate that the cost to bring our HIV vaccine (HIV-PV Vaccine I) to market in Japan will be around US$200 million.

PRE-CLINICAL TESTING

The pre-clinical animal testing of our HIV vaccine (HIV-PV Vaccine I), was completed in China pursuant to agreements with the Beijing Institute of Radiation Medicine. We entered into an agreement with Beijing Institute of Radiation Medicine on May 6, 2004 to conduct the pre-clinical studies of safety and immunogenicity assessment of HIV-PV Vaccine I. These studies include acute toxicity test, chronic toxicity test, immunogenicity and immunological test, safety pharmacology and reproductive toxicity test. The information obtained from toxicity tests is generally useful for determining doses for additional studies, including Phase I clinical trials, providing preliminary identification of target organs of toxicity and, occasionally, revealing delayed toxicity. The term of this agreement was from May 6, 2004 to March 15, 2005, however the parties have agreed to continue the testing pursuant to the agreement. The aggregate amount for the testing is RMB 800,000 or US$96,734, under the terms of the agreement. As of December 31, 2008, we have paid all the aggregate fee of RMB 800,000 or US$96,734. Beijing Institute of Radiation Medicine also conducted biodistribution and integration studies for HIV-PV Vaccine I pursuant to an agreement that we entered into on May 12, 2004. Our aggregate fee for these tests pursuant to the agreement is RMB 200,000, or $24,184. As of December 31, 2008, the remaining commitment was RMB 40,000 or US$5,476. We have entered into confidentiality agreements with Beijing Institute of Radiation Medicine to protect our proprietary interests.

Beijing Institute of Radiation Medicine submitted to us the first part of the study report at the end of January 2006. The studies showed that the vaccine at low, medium and high doses did not have any side effects on the central nervous system, the cardiovascular system or the respiratory system of the animals. No significant differences on blood cells and serum biochemical parameters between pre- and post-treatment groups were observed within 14 days after treatment. We received the final complete result report in June 2006. Final results showed no toxicity was observed in the animals orally administered with the HIV vaccine. There is no indication that vaccine DNA integrates into host genome and passes through placenta barrier. The immunogenicity study in monkeys shows that the vaccine induces HIV-1 gp41-specific serum antibodies (IgG) and intestinal and vaginal antibodies (sIgA). The sera, intestinal and vaginal washings neutralize HIV-1 primary isolate in vitro. The vaccine also induces HIV-1 Gag-specific T-cells in the vaccinated monkeys. We expect to submit the application for clinical studies to the SFDA in the second half of 2009 after we are able to produce sample vaccines in our GMP facility.

THE MARKET FOR OUR HIV VACCINE

According to Datamonitor, the worldwide market for HIV/AIDS drugs is expected to increase from nearly $9.3 billion in 2007 to $15.1 billion by 2017. Although industrialized countries currently share a disproportion amount on spending related to HIV/AIDS, major international organizations, including the United Nations, have and may continue to provide funds to developing countries in order to effectively curb the spread of HIV/AIDS epidemic in these countries. The Global Fund to Fight AIDS, Tuberculosis and Malaria was created to increase resources to fight three of the world's most devastating diseases, and to direct those resources to areas of greatest need. Since its creation in 2002, the Global Fund has become the main source of finance for programs to fight AIDS, tuberculosis and malaria, with approved funding of US$ 11.4 billion for more than 550 programs in 136 countries. It provides a quarter of all international financing for AIDS globally, two-thirds for tuberculosis and three quarters for malaria.

The Chinese government has increased its resources to fighting HIV/AIDS including treatment to people living with HIV and additional resources for HIV prevention programs targeting vulnerable groups. The Chinese government spent $499 million from 2005 to 2007 to curb the spread of AIDS/HIV. In 2008, the Chinese government increased its efforts by spending $228 million alone (RMB 1.55 billion) to fight HIV/AIDS.

We anticipate that the initial market for our HIV vaccine will be primarily in China. To our knowledge, currently there is no effective HIV/AIDS vaccine commercially available either in China or other parts of the world. However, we estimate the size of this market to be at least $350 million per annum, based on the current HIV/AIDS population in China and the average cost of HIV/AIDS treatment available in China, which is currently growing at more than 20% per year.

B. COLON CANCER (CEA+) VACCINE

Carcinoembryonic antigen (CEA) is a 180-kDa cell surface glycoprotein extensively expressed in the majority of colon, rectal, stomach and pancreatic cancers, 70% of non–small cell lung cancers and 50% of breast cancers. Very low amounts of CEA can be expressed in normal adult colonic epithelia. Due to its unique expression pattern, it has been targeted as a tumor-associated antigen to induce CEA-specific antibodies, CD4+ T helper cells, and CD8+ cytotoxic T cells to treat CEA+ tumors.

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

We plan to start pre-clinical trial for our colon cancer vaccine in the second half of 2009 and complete it by the first half of 2010 and plan to enter phase I clinical trial in the second half of 2010. We expect that the clinical trials will take three years to complete.

THE MARKET FOR OUR COLON CANCER VACCINE

Globally, colorectal cancer is the third leading cause of cancer in males and the fourth leading cause of cancer in females. More than 1.2 million cases of colon cancer are diagnosed worldwide each year with over 529,000 deaths, which demonstrates a substantial medical need. In the United States alone, colorectal cancer is the second most common cause of cancer, accounting for approximately 50,000 deaths and approximately 20% of all deaths from cancer. The frequency of colorectal cancer varies around the world. In countries where the people have adopted western diets, the incidence of colorectal cancer is increasing. According to the 2004 data from the National Program of Cancer Statistics (USCS), colon cancer was the fourth leading cancer-related death in the United States, and incidence was 149.5 per 100,000 population.

In China, the incidence is around 130,000-150,000 per year, and the mortality is around 60,000-90,000 per year according to the data released by the Chinese government. Most of the incidents occurred in middle to big cities, and the rate is increasing. We estimate that the potential market for our colon cancer vaccine candidate in China will be approximately $80 million per annum.

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

Our HPV vaccine candidate is an oral vaccine that will be used to prevent HPV types 16, 18, 31, 45 and 58 infection (cover >90% of HPV causing cervical cancer). Above all, more Chinese women are infected by HPV type 58 than women in western countries. Therefore, we believe that our HPV vaccine candidate will prevent more infections than the current two HPV vaccines in the market if successfully approved to market.

THE MARKET FOR OUR HPV VACCINE

Datamonitor sees a huge commercial opportunity in HPV vaccines, with annual sales of $1.4 billion, in teenage girls for the seven major markets by 2016 and a cumulative catch-up opportunity in women aged 13-26 that could add up to over $17 billion by 2016. According to the WHO report in 2003, 2.27 million women were affected by cervical cancer, and around 500,000 new cases were reported each year. The mortality rate is around 250,000 each year, and cervical cancer is the second leading cause of women cancer-related deaths. The increased rate of cervical cancer is about 2-3% each year, and the developing countries account for 80% of the incidents. China alone has accounted for one-third of the incidents and deaths of cervical cancer worldwide. We expect China to be a big potential market for our HPV vaccine if we are able to receive the related approvals from the SFDA. We estimate the annual market size for our HPV vaccine candidate will be around $120 million in China.

INTELLECTUAL PROPERTY

In April 2002, our wholly owned subsidiary, Bio-Bridge Science Corp., entered into an agreement with Loyola University Chicago for an exclusive license of our core technology related to papillomavirus pseudovius as a genetic vector and vaccine. The license is royalty-bearing, covers the countries of the U.S., Japan and PRC, and includes the right to grant sublicenses. This exclusive license gives us rights to all uses in all fields under the papillomavirus technology. The term of this license is perpetual or for the maximum period of time permitted by law, unless terminated pursuant to the terms of the license. We may terminate the license upon no earlier than 45 days and no later than 30 days notice to Loyola University. Loyola University of Chicago may terminate this agreement only if five years after U.S., Japanese and Chinese governments have granted permission for its use as a drug, Bio-Bridge has made no effort to market the product.

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

Under the license agreement with Loyola, we have the right to file patent applications and the right to initiate and control any actions concerning any claims of infringement. Dr. Liang Qiao has applied for patents related to the papillomavirus technology in China, Japan and the U.S. The patent was granted in China on July 16, 2003 under patent publication number CN 133338A for a term of 20 years. The U.S. Patent and Trademark Office (PTO) issued the patent for papilloma pseudovirus and preparation on April 12, 2005 under patent number 6,878,541 B2. U.S. patents generally have a term of 20 years from the date of filing. This patent is due to expire in 2022. In the biotechnology industry, it often takes several years from the date of filing of a patent application to the date of a patent issuance, often resulting in a shortened period of patent protection, which may adversely affect our ability to exclude competitors from our markets. The patent application in Japan is pending. On February 17, 2005, we filed a continuation application of the U.S. patent for broader protection of the technology than the issued patent. Under the license agreement, Loyola owns the patents related to the papillomavirus technology. During 2006, all the claims in the second application were issued by the U.S. PTO. The second patent number is 7,205,126.

This license was followed by a second exclusive license agreement for the same technology platform between our wholly owned subsidiaries Bio-Bridge Science Corp. and Bio-Bridge Science (Beijing), effective as of June 2002. This sublicense covers the territory of mainland China and expires in June 2012. Under the terms of the sublicense, Bio-Bridge (Beijing) may use the technology at no charge and has the right to file patent applications and enforce its right to the technology. It is expected that the sublicense will be renewed at 2012 at no additional cost.

LABORATORY/LAND USE

On May 28, 2003, we entered into a land use agreement with Beijing Airport High-Tech Park Co. Ltd, or BTA, regarding the use of the 2.8 acres of land, on which we are currently building our research laboratory to conduct the clinical trial of our HIV vaccine. This agreement expires in 2053. Under the Chinese law, there is no private ownership of land, and accordingly, we do not own this land. Land use rights can be purchased and sold under Chinese law.

Under the current Chinese law, our land use right may be extended for an additional 50 years for a one-time fee of approximately $78,780. We have paid the entire land use price to BTA pursuant to the agreement. To date, the construction of the major body of the facility has been completed. Once the equipment is installed, we expect that the lab will meet the GMP standard and will be eligible to conduct the clinical trials under the current China SFDA rules. The facility has 53,753 square feet of usable space.

COMPETITION

To our knowledge, currently there is no effective HIV vaccine commercially available to patients in the world. We are currently focused on the commercial development of an HIV vaccine. The pharmaceutical industry in which we participate is highly competitive. We face intense competition from a number of companies in the pharmaceutical industry, including Chiron Corp (now acquired by Novartis as a business unit), Merck & Co., Inc., Aventis Pasteur, among others. These companies are conducting or have completed Phase I or Phase II clinical trials of HIV vaccines. In addition, several of these companies and others are developing new drug therapies and other treatments that may mitigate the impact of the disease. In February 2004, Vaxgen announced that it failed the AIDS phase III clinical trial. Also, in September of 2007, Merck announced that its V520 vaccine had failed to prevent infection or to reduce the amount of the virus in the bloodstream.

There are currently two available HPV vaccines in the market - Merck’s Gardasil and GlaxoSmithKline’s Cervarix. Merck’s Gardasil was approved in 2006 in several countries. Gardasil is a quadrivalent, recombinant vaccine designed to reduce infection due to HPV types 6, 11, 16 and 18 and trials have already shown it to be effective for girls and women aged 9 to 26 years in the prevention of cervical cancer, precancerous or dysplastic lesions and genital warts. As of July 2008, GlaxoSmithKline had won approval from the European Commission for its cervical cancer vaccine, Cervarix, and it was cleared for sale in 64 countries and will compete with Gardasil. Cervarix has not been approved to sell in the United States and is still waiting for FDA approval. Cervarix is aimed to reduce infections due to HPV strains 16 and 18. The biggest difference between the two vaccines is that Cervarix is specifically designed to target two types of the virus, types 16 and 18, while Gardasil targets four types, two of which induce cancer and the other two induce genital wards.

Our HPV vaccine candidate is an oral vaccine that will be used to prevent HPV types 16, 18, 31, 45 and 58 infection (cover >90% of HPV causing cervical cancer). Above all, more Chinese women are infected by HPV type 58 than women at western countries. Therefore, our vaccine will prevent more HPV infections. Although Gardasil and Cervarix are approved in some countries to sell, they have not yet been approved in China. Also, our vaccine price and production cost will be lower than our international competitors, thus, we believe our HPV vaccine will be very competitive if we succeed in commercializing it.

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

SCIENTIFIC ADVISORY BOARD

Our Scientific Advisory Board provides specific expertise in areas of research and development relevant to our business and meets with our management personnel from time to time to discuss our present and long-term research and development activities. Scientific Advisory Board members include:

o Dr. Mitchell Kronenberg PhD, is an internationally recognized leading expert on NKT cells and mucosal immunology. He currently is the Scientific Director and President of La Jolla Institute for Allergy & Immunology (LIAI) and Adjunct Professor of Biology at the University of California, San Diego. He has over 230 highly cited publications, many in the most influential scientific journals. He is currently on the Finance Committee of the American Association of Immunologists and serves as the Deputy Editor for the Journal of Immunology. He was named a Roy and Robert Kroc Distinguished Visiting Professor of Immunology and Medicine by the University of California, Davis in 2000, and was a Burroughs Wellcome Fund Visiting Professor at Harvard University in 2002.

o Katherine L. Knight, PhD, Professor and Chairperson, Department of Microbiology and Immunology, Stritch School of Medicine, Loyola University Chicago. Dr. Knight is a well known expert in immunology.

EMPLOYEES

We currently have 46 employees, including four in clinical study preparatory work, six in research and development, eight are management/administration staff, one for regulatory affairs, one for public relations, twenty on our manufacturing and general affairs staff and six on our sales team.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	AGE	INITIAL ELECTION OR POSITION HELD	APPOINTMENT DATE
Liang Qiao, M.D.	49	Chairman of the Board, Chief Executive Officer and Secretary	October 26, 2004
Wenhui Qiao	39	President and Director	October 26, 2004
Chuen Huei (Kevin) Lee	38	Chief Financial Officer	October 27, 2004
Toshihiro Komoike	56	Vice President and Director	October 26, 2004
Isao Arimoto	60	Director	October 26, 2004
Shyh-Jing (Philip) Chiang	48	Director	October 26, 2004
Trevor Roy	62	Director	March 23, 2007
Cheung Hin Shun Anthony	54	Director	March 23, 2007

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

MR. SHYH-JING (PHILIP) CHIANG has served as our director since October 2004. Mr. Chiang also has served as director of our Bio-Bridge Science Corp. subsidiary since February 2002. Since June2008, Mr. Chiang has served as investment banking head of Daiwa Securities SMBC-Cathay Co. in Taipei, Taiwan. From June 2004 to May 2008, Mr. Chiang served as head of investment banking at Nomura Securities in Taipei, Taiwan. From March 2004 to May 2004, he served as chief representative of Rabobank's office in Taipei. From June 2001 to May 2004, he was director of investment banking at ING Baring in Taipei. Mr. Chiang served as executive vice president of Grand Cathay Securities from August 2000 to June 2001. From September 1996 to April 2000, he served as vice president of Credit Agricole Indosuez. Mr. Chiang received a B.A. from Tunghai University in Taiwan and an M.B.A. from the University of Missouri.

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

ITEM 1A RISK FACTORS

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT OF $11,034,931 AS OF DECEMBER 31, 2008, AND WE MAY NEVER ACHIEVE PROFITABILITY.

We have yet to establish any history of profitable operations. We have had insignificant revenues since our inception in February 2002 before we acquired XHBD on July 31, 2008. We incurred net losses of $3,538,899 in 2008 and $1,600,792 in 2007. These losses have resulted principally from research and development and general and administrative expenses. To date, we have engaged primarily in research, development and pre-clinical activities of our vaccine candidates. We anticipate that we will continue to incur substantial operating losses based on projected research and development and other operating costs for an indefinite period of time due to the significant costs associated with the development of our products. Even though we acquired XHBD, the contribution of net incomes and cash flows from XHBD is still not significant enough to support our operations for vaccine development. Our profitability will still require the successful development and commercialization of our HIV-PV Vaccine I, HPV vaccine, colon cancer vaccine and other product candidates. We may not be able to successfully develop and commercialize our vaccine candidates and generate enough revenues and net incomes to achieve profitability.

WE STILL NEED TO RAISE MORE FUNDS FOR OUR DEVELOPMENT PLANS. IF WE ARE UNABLE TO RAISE MORE FUNDS, OUR DEVELOPMENT PLANS MAY BE POSTPONED OR CURTAILED.

We must raise more money to fund the cost of developing, testing and obtaining regulatory approval of our vaccine candidates. To date, we have funded our operations through equity offerings. We will continue to raise money through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

Although XHBD provides us with some cash flows, we will need to secure funding of our capital needs to develop and commercialize our core vaccine candidates. We may still need more capital to fully implement our business, operating and development plans. However, additional funding may not be available on favorable terms to us, or at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing shareholders. If we raise money through debt financing or bank loans, we may be required to secure the financing with all or part of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. If we fail to raise sufficient funds, we would have to curtail or cease operations.

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

We control a license with Loyola University of Chicago through an issued patent. However, the patent on which we rely may be challenged and invalidated. The patent that we have licensed from Loyola covering our technology was issued by the U.S. Patent and Trademark Office on April 12, 2005 and has a term of 20 years from the date of filing. This patent will not expire until 2022. We filed a continuation application of this issued patent with the Patent and Trademark Office to seek broader protection on our technology than the protection provided by the original patent, and the claims were all allowed. The patent in China was issued by the State Intellectual Property Office in July 2003.

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

OUR RIGHTS TO THE USE OF TECHNOLOGY LICENSED TO US BY A THIRD PARTY ARE NOT WITHIN OUR CONTROL AND WITHOUT THIS TECHNOLOGY OUR PRODUCTS UNDER DEVELOPMENT MAY NOT BE SUCCESSFUL AND OUR BUSINESS PROSPECTS COULD BE HARMED.

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

IF WE ARE UNABLE TO COMMERCIALIZE OUR VACCINE CANDIDATES, WE MAY BE UNABLE TO CONTINUE OPERATIONS.

Although we have other vaccine candidates, HIV-PV Vaccine I is our first product candidate. We do not know whether the HIV-PV Vaccine I will be effective in preventing or treating HIV infection. Although our research and pre-clinical trial have indicated that the HIV-PV Vaccine I technology contains a pseudovirus that induces both mucosal and systemic neutralizing antibodies and cytotoxic T-cell responses that may be used to prevent and treat HIV infection, other elements may be necessary to develop an effective vaccine. Also, we do not know whether other vaccine candidates, such as HPV vaccine or colon cancer vaccine, will be effective or not. Our success will depend primarily on the success of our vaccine candidates. In particular, we must be able to:

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

DELAY IN COMMENCEMENT AND COMPLETION OF OUR CLINICAL TRIALS COULD JEOPARDIZE OUR ABILITY TO OBTAIN REGULATORY APPROVAL TO MARKET OUR VACCINE CANDIDATES IN CHINA, THE UNITED STATES AND JAPAN ON A TIMELY BASIS.

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

ALTHOUGH OUR LABORATORY AND MANUFACTURING FACILITY IN CHINA IS COMPLETED, WE MAY NOT BE SUCCESSFUL AT MANUFACTURING OR SUPPLYING OUR VACCINE CANDIDATES IN NECESSARY QUANTITIES, OR AT ALL.

In May 2003, we purchased a right to use for 50 years land located in the Shunyi District of Beijing, China for the purpose of building and operating a laboratory and manufacturing facility in China. To date, we have completed the construction of the laboratory and manufacturing facility. However, if:

o we are unable to raise the necessary funding for purchasing equipment; or

o approval of the facility in compliance with GMP requirements is not obtained

We will be unable to proceed to produce our vaccine candidates. Our facility may not pass domestic or foreign regulatory approvals or be able to manufacture our vaccine candidates in commercial quantities, or at all, or we may not be able to manufacture our vaccine candidates on a cost-effective basis.

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

The goal of developing an HIV vaccine, HPV vaccine and colon cancer vaccine is an area of interest to competitors, and several companies with substantially greater financial, personnel and research and development resources than ours have announced that they are trying to develop vaccine in our area and are planning, conducting or have completed some stages of clinical trials. Although our research has indicated that HIV-PV Vaccine I contains a pseudovirus that induces both mucosal and systemic neutralizing antibodies and cytotoxic T-cells that may be used to prevent and treat HIV infection, other elements may be necessary to develop an effective vaccine, and several of our competitors are working to develop vaccines that affect the immune system differently. In addition, several of these companies are working to develop new drug cocktails and other treatments that may mitigate the impact of the disease. Even if we commence and complete our clinical trials, obtain SFDA and other required regulatory approvals and commercialize HIV-PV Vaccine I, our competitors may develop vaccines or treatments that are as or more effective, or less complex or less expensive to produce, than HIV-PV Vaccine I. Also, Merck’s Gardasil and GSK’s Cervarix have been approved in some countries to prevent cervical cancer, and this may increase our difficulty to market our HPV vaccine if approved since these competitors have first mover advantage.

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

OUR USE OF HAZARDOUS MATERIALS, CHEMICALS AND VIRUSES REQUIRE US TO COMPLY WITH REGULATORY REQUIREMENTS AND EXPOSES US TO POTENTIAL LIABILITIES.

Our research and development activities involve the controlled use of hazardous materials, chemicals and viruses. We are subject to federal, state, local and foreign laws governing the use, manufacture, storage, handling and disposal of such materials. Although we believe that our safety procedures for the use, manufacture, storage, handling and disposal of such materials comply with the standards prescribed by the federal, state, local and foreign regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for significant damages or fines. These damages could exceed our resources and any applicable insurance coverage. In addition, we may be required to incur significant costs to comply with regulatory requirements in the future.

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

WE MAY RAISE ADDITIONAL CAPITAL THROUGH A SECURITIES OFFERING THAT WOULD DILUTE YOUR OWNERSHIP INTEREST AND VOTING RIGHTS.

Our certificate of incorporation currently authorizes our board of directors to issue up to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. On December 31, 2008, our board of directors will be entitled to issue up to 65,068,991 additional common shares and 1,000,000 additional preferred shares. The power of the board of directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of our stock is generally not subject to shareholder approval.

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

Our principal stockholders, executive officers and directors, in the aggregate, beneficially own approximately 75.8% of our common stock. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our outstanding stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the affect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

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

FUTURE INFLATION IN CHINA MAY INHIBIT ECONOMIC ACTIVITY IN CHINA AND ADVERSELY AFFECT OUR OPERATIONS.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation, which have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Inflation in 2007 and the first quarter of 2008 has risen dramatically, the PRC government has imposed and will, in our view, impose more controls on credit and/or prices, or to take other action, which could inhibit economic activities in China, and thereby adversely affecting our business operations and prospects in the PRC.

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

ITEM 1B-UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2 - PROPERTIES

Our corporate office is located in approximately 1,253 square feet of leased office space in Oak Brook, Illinois. We lease this office space at a monthly base rent of approximately $2,323 per month, plus triple net expenses. This lease will expire on August 31, 2010. We expect that this property will be adequate for our needs for the lease term.

We have a 1,302 square foot office located in Beijing, China that is leased from one of our directors, Wenhui Qiao, and his wife, Mingjin Yu.  The rent is approximately $1,643 per month. This lease agreement will expire on June 30, 2009.

In May 2003, we acquired a 50 year land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which we plan to develop into a laboratory and biomanufacturing facility in compliance with GMP regulations primarily for clinical trials of our vaccine candidates. We have received all necessary permits and approvals and construction of the outside body of the facility has been completed. The major body and internal clean room project of the phase one construction was completed in 2006. We also expect that the installation of equipment can be completed by the end of the second quarter of 2009.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently subject to either threatened or pending litigation, actions or administrative proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the over-the-counter market on the OTC Bulletin Board under the symbol "BGES.OB." The following table sets forth the high and low bid information for our common stock for each quarter within the last fiscal year during which our stock was traded. Prior to November 2005, there was no active market for our stock.

	High	Low
Fiscal 2008
First Quarter	$1.05	$0.70
Second Quarter	2.00	0.65
Third Quarter	3.50	0.80
Fourth Quarter	3.00	0.65

Fiscal 2007
First Quarter	$1.04	$0.70
Second Quarter	1.15	0.51
Third Quarter	0.92	0.27
Fourth Quarter	1.25	0.22

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of December 31, 2008, there were approximately 191 stockholders of record of our common stock.

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

On October 1, 2008, the Company entered into consulting agreements with two scientific advisors in which the company granted 20,000 shares of restricted common stock to them for scientific advisory service. The fair value of the 20,0000 shares was determined to be $23,000, based on the closing price of the shares when granted, and was recorded as compensation cost when the shares were granted.

On November 26, 2008, the company granted 70,000 shares of restricted common stock to seven board members for their service. The fair value of the 70,000 shares of restricted common stock was determined to be $36,400, based on the closing price of the shares when granted, and was recorded as compensation cost when the shares were granted.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2008:

	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average per Share Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Compensation Plans
Equity Compensation Plans Approved by securities holders	1,877,000	$0.42	123,000
Equity Compensation Plans not approved by securities holders	4,420,000	$0.001	4,000,000
Total	6,297,000	$0.42	4,123,000

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

The administrator determines the exercise price of options granted under our 2004 Stock Incentive Plan, but the exercise price must not be less than 85% of the fair market value of our common stock on the date of grant. In the event the participant owns 10% or more of the voting power of all classes of our stock, the exercise price must not be less than 110% of the fair market value per share of our common stock on the date of grant. With respect to all incentive stock options, the exercise price must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed 10 years, except with respect to any participant who owns 10% of the voting power of all classes of our outstanding stock or the outstanding stock of any parent or subsidiary of ours, which term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator determines the term of all other options; however, no option will have a term in excess of 10 years from the date of grant.

On November 26, 2008, the Company approved and adopted the 2008 Stock Incentive Plan. The 2008 Stock Incentive Plan provides for the grant of incentive stock options to our employees, and for the grant of non-statutory stock options, restricted stock, stock appreciation rights and performance shares to our employees, directors and consultants. The Company has reserved a total of 4,000,000 shares of its common stock for issuance pursuant to the 2008 Stock Incentive Plan. The 2008 Stock Incentive Plan does not provide for automatic annual increases in the number of shares available for issuance under the plan. As of December 31, 2008, no options had been granted under this plan.

The administrator determines the exercise price of options granted under our 2008 Stock Incentive Plan, but the exercise price must not be less than 85% of the fair market value of our common stock on the date of grant. In the event the participant owns 10% or more of the voting power of all classes of our stock, the exercise price must not be less than 110% of the fair market value per share of our common stock on the date of grant. With respect to all incentive stock options, the exercise price must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed 10 years, except with respect to any participant who owns 10% of the voting power of all classes of our outstanding stock or the outstanding stock of any parent or subsidiary of ours, which the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator determines the term of all other options; however, no option will have a term in excess of 10 years from the date of grant.

Issuance of stock options

On April 1, 2007, the Company granted Mr. Larry E. Henneman, Jr. an option to purchase 20,000 shares of common stock for legal services in connection with our patent application in the United States. The exercise price is $0.001 and the expiration date is five years from the grant date. The fair value of the options was $20,783 at the date of grant, which was determined using the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; a risk-free interest rate of 3.4%; an expected life of 5 years; and an estimated volatility of 52 percent based on recent history of the stock price in the industry. The total of $20,783 was charged to consulting expense at the date the options were granted.

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

ITEM 6- SELECTED FINANCIAL DATA

Not Applicable for a Smaller Reporting Company.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

OVERVIEW

Bio-Bridge Science, Inc. is a biotechnology company whose subsidiaries are focused on the commercial development of HIV-PV Vaccine I, HPV vaccine, colon cancer vaccine, mucosal adjuvant. Also, we sell bovine serum through our 51% owned subsidiary, XHBD. The pre-clinical testing of HIV-PV Vaccine I on laboratory animals in Beijing, China was completed in June 2006. After the lab equipment is installed and we are able to produce vaccine candidate samples, we will apply to China's State Food and Drug Administration for approval to conduct clinical trials of HIV-PV Vaccine I. As of December 31, 2005, we had completed the construction of the outside body of our laboratory and bio-manufacturing facility in Beijing, China. The internal clean room installation project has been substantially completed as of end of 2006. We expect to pass the local government inspection and receive the necessary licenses in the second quarter of 2009, and by then the laboratory facility will be in operations. We acquired a 51% equity interest in Huhhot Xinheng Baide Biotechnology Co. Ltd. at the end of July in 2008. XHBD produces and sells bovine serum, a major material used in the production of vaccines. We expect XHBD will bring us increasing revenues in the future.

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

We also plan to conduct the pre-clinical trials for colon cancer vaccine and HPV vaccine. We estimate that we will complete the pre-clinical trial of colon cancer vaccine by late 2009 and that of HPV vaccine by mid 2010. We expect to enter clinical trials of colon cancer vaccine in the second half of 2010. As we discussed previously, clinical trial for therapeutic vaccine is expected to last three years. All the technology to make HIV vaccine and colon cancer vaccine is based on the technology co-developed by our CEO, Dr. Liang Qiao. Because we use the same technology to develop our potential vaccine products, we expect to use the same GMP facility in Beijing, China, to produce the HIV vaccine and colon cancer vaccine for pre-clinical and clinical trials.

To date we have funded our operations from funds we raised in private offerings. During 2008, we sold common stock and investment units composed of common stock and warrants to investors in several private placements in which we raised $4,245,000. During the next twelve months, we will need to raise capital through an offering of our securities or from loans to continue research and development of our various vaccine product candidates in China as well as conducting potential acquisition activities in China. We estimate that our capital requirements for the next twelve months will be as follow:

 o approximately $1.0 million for preparatory work and Phase I clinical study of HIV-PV Vaccine I;

o approximately $1.0 million for working capital and general corporate needs; and

o approximately $0.7 million for pre-clinical trials on colon cancer vaccine and HPV vaccine.

We expect that the therapeutic vaccine can be brought to market in three years and the preventive vaccine can be brought to market in five to seven years, if we are successful in raising funds to complete development of the vaccines. As of December 31, 2008, our cash and cash equivalents and trading securities position was $1,601,886. Although we raised $ 4.245 million in 2008 in private placements, we will still need to raise additional funds through the public or private sales of our securities, loans, or a combination of the foregoing to meet our planned operations. We cannot guarantee that financing will be available to us, on acceptable terms or at all. We also may borrow from local banks in China given that our land use right and laboratory facility could be used as collateral for borrowing. If we fail to obtain other financing in the next 12 months, either through an offering of our securities or by obtaining additional loans, we may be unable to develop our planned projects as scheduled and may be forced to scale back.

Distribution of Xinhua surgical instruments

We signed an exclusive agency agreement with Xinhua Surgical Instruments Co. Ltd. to distribute its operational instruments in the United States at the end of 2005. We are currently seeking collaboration with local distributors and developing markets for Xinhua instruments. We built up a B2C website devoted to selling Xinhua surgical instruments in 2008. Also, we initiated some marketing campaigns, such as buying Google keywords. As a result of our efforts, our 2008 surgical instrument sale posted a 680% increase compared with 2007.

Acquisitions of companies complementary to the Company

Another major corporate focus is for the Company to acquire other profitable vaccine companies or vaccine production related companies, such as those producing materials for vaccine production, in China. Such an acquisition may help support our development of our in-house vaccine candidates by providing us with operating cash flows, lower cost for material used in our vaccine production, skillful work force in vaccine production, and a distribution channel. We believe these companies will be complementary to us and make us more competitive.

On July 31, 2008, the Company completed the acquisition of Huhhot Xinheng Baide Biotechnology Co. Ltd., (“XHBD”), in which the Company purchased 51% of the outstanding capital interests of XHBD for RMB 6 million (approximately US$ 881,000).  XHBD was incorporated on May 17, 2006 under the laws of the People’s Republic of China (“PRC”) as a limited company. XHBD is located in the city of Huhhot in Inner Mongolia, China. The primary operations of the Company are the manufacture and distribution of bovine serum products, which is used in research and production of vaccines.   The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations.” The assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition. We completed the 51% acquisition of Xinheng Baide on July 31, 2008 and its operations are included in our consolidated financial statements beginning August 1, 2008.

Potential Joint Venture

We entered into a non-binding memorandum of understanding with JR Scientific, Inc., a Woodland, California based manufacturer of classical and custom cell culture medium and sera products ("JRS”) and Mr. Jan Baker, President and CEO of JRS on April 15, 2008. Under the MOU, the Company will form a joint venture together with JRS and several other investors in China. The joint venture is expected to mainly produce culture medium, serum, and other biomaterial for sale in China and other countries under the brand name of the joint venture. Cell culture medium and serum are used in vaccine production as well as scientific research. JRS and Mr. Baker as part of the MOU, agree to transfer technology and “know-how” to the joint venture. The total investment for the joint venture is planned to be around RMB 10 million (about US$ 1.47 million). We expect to own at least 51% of the new joint venture. The joint venture is expected to be formed in the second quarter of 2009. However, the agreement is non-binding and we cannot assure you that a joint venture will be formed.

Results of Operations

Year ended December 31, 2008 Compared to Year ended December 31, 2007

During the years ended December 31, 2008 and 2007, we had revenues of $618,705 and $2,979, respectively. The increase was due to sales from XHBD for $595,454 and the increase in sales of surgical instrument of $23,251 in 2008.  The cost of revenues was $467,983 in 2008 and $1,629 in 2007.  XHBD’s financial results are included in our consolidated financial statements beginning August 1, 2008.  As a result, we expect the revenue will increase in 2009 due to a full year of HXBD’s sales and our continued efforts to sell surgical instruments in the United States.

For the year ended December 31, 2008, research and development expense was $104,422 as compared to $155,087 for the year ended December 31, 2007. The decrease of $50,665 was due primarily to pre-clinical development of our HIV-PV Vaccine I that was largely finished in 2007.

For the year ended December 31, 2008, general and administrative expense was $3,431,609, as compared to $1,164,664 for the year ended December 31, 2007. The increase of $2,266,945 was due primarily to compensation cost in association with private placements in which we raised $3.98 million from directors or corporations controlled by our director. The selling and distribution expenses were $140,820 in the year ended December 31, 2008 as compared to $40,128 for the year ended December 31, 2007. The increase of $100,692 was due primarily to the increased shipment expense of surgical instruments and selling and distribution expense of XHBD, which was $50,288.

Net loss for the year ended December 31, 2008, was $3,538,899 as compared to $1,600,792 for the year ended December 31, 2007. This increase in net loss was primarily attributable to an increase in general and administrative expenses, which was mainly composed of compensation costs related to private placements in which we raised $3.98 million from directors or corporations controlled by our director.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalent and trading securities balances, which totaled $1,601,886 at December 31, 2008 and $1,614,288 at December 31, 2007. Since our inception, we have incurred significant losses, and as of December 31, 2008, we had an accumulated deficit of $11,000,931.

Net cash used in operating activities was $819,638 for the year ended December 31, 2008 and $1,157,118 for the year ended December 31, 2007. The decrease is due primarily to payments to contractors of $350,568 in 2007.

Cash flows provided (used) in investing activities was $162,198 for the year ended December 31, 2008 and ($1,913,358) for the year ended December 31, 2007. This change was due to proceeds from sale of trading securities offset by an increase in construction in progress.

Net cash provided by financing activities decreased to $2,190,664 in the year ended December 31, 2008 compared to $3,029,102 in the year ended December 31, 2007.

From February 11, 2002 (inception) to December 31, 2008, we have an accumulated deficit of $11,000,931.  Our operations have been funded through issuances of our common stock and preferred stock whereby we raised an aggregate $8,365,888 from February 11, 2002 (inception) through December 31, 2008.

During 2008, the Company sold 5,841,609 shares of its common stock to seven individuals for a total of $4,245,000.  Four of these individuals, who purchased a total of 5,488,276 shares of common stock for a total of $3,980,000, are members of our Board of Directors.  Some of the sales agreements also included warrants to purchase common stock.

During 2007, the Company sold 4,000,000 shares of Series A Convertible Preferred Stock and warrants to purchase 3,000,000 shares of common stock at $1.00 per share to three individuals for a total of $3,000,000.

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

Revenue recognition

The Company recognizes revenue from the sales of products in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin ("SAB") No. 104, when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.  Generally, these criteria are met at the time the product is shipped to customers when title and risk of loss have transferred.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all stock-based awards based upon the grant-date fair value of those awards. We previously accounted for our stock-based awards under SFAS No. 123, "Accounting for Stock-Based Compensation" which was similar to SFAS 123R whereby the fair value of option and warrant grants was determined using the Black-Scholes option pricing model at the date of grant.  We adopted SFAS No. 123(R), and its related implementation guidance as promulgated by both the Financial Accounting Standards Board (the "FASB"), and SAB No. 107, associated with the accounting for stock-based compensation arrangements of our employees and directors. These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period.

The Company estimates the fair value of equity-based compensation utilizing the Black-Scholes option pricing model. This model requires the input of several factors such as the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, and an estimate of expected forfeiture rate, and is subject to various assumptions. We believe this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to SFAS 123(R) requirements. These amounts are estimated and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors.

The Company continues to apply the provisions of EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18) for our non-employee stock-based awards. Under EITF 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or (2) the date at which the counterparty’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of non-employee awards in our consolidated statements of operations.

Trading Securities

The Company accounts for trading securities using the guidance of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s investment in trading securities is comprised of its investment in a Van Kampen unit investment fund. Trading securities are reported at fair value, with any changes in fair value during a period recorded as a charge or credit to net income (loss). Gains or losses realized upon sale of all securities are recognized at the time of sale. Cash received in excess of cumulative dividends is considered a return of principal.

Construction in Progress

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Non-Controlling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51. These new standards will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. We will be required to adopt SFAS No. 141(R) and SFAS No. 160 on or after December 15, 2008. The adoption of SFAS 141(R) and SFAS No. 160 will, among other things, have an effect on the Company’s presentation of minority interest, which will now be included in equity in our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”). FSP 157-2 delays the implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This statement defers the effective date to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, which is fiscal year 2010 for the Company.  The Company does not believe that the adoption of FSP 157-2 will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective beginning on January 1, 2009. The Company does not believe that the adoption of Staff Position No. FAS 142-3 will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Lease Commitment

As of December 31, 2008, we had remaining outstanding commitments with respect to our non-cancelable operating lease for our office in Oak Brook, IL, of which $28,087 and $19,004 is due in 2009 and 2010, respectively, and our office in Beijing, PRC (which is leased from Wenhui, Qiao, our director and president), of which $11,437 is due in 2009 and none thereafter.

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, we have obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of December 31, 2008, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

Contractual Obligations

Payments due under contractual obligations at December 31, 2008 mature as follows:

	Payments due by period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years
Lease obligation	$59	$40	$19
Payable to contractors	186	186
R&D agreement obligation	5	5	—
Total	$250	$231	$19

ITEM 7A- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Issuance of Common Stock

See PART II Item 5 for issuance of unregistered common stock.

Inflation

Inflation has not had a material impact on our business.

Currency Exchange Fluctuations

Most of the Company’s revenues and some of the expenses in 2008 were denominated primarily in Renminbi (“RMB”), the currency of the PRC, and was converted into US dollars at the exchange rate of 7.0696 to 1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. There could be no assurance that RMB/U.S. dollar exchange rates will remain stable in the future. A fluctuation of RMB relative to the U.S. dollar would affect our business, financial condition and results of operations. We do not engage in currency hedging.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements together with the report of Independent Registered Public Accounting Firm appear beginning on Page F-1 of this Report.

ITEM 9- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria.

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

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND COPRORATE GOVERNANCE

We incorporate by reference the information appearing under “Executive Officers of the Registrant” in Item 1 of this Form 10-K and under “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, which we expect to file with the SEC on or about April 22, 2009 (the “Proxy Statement”).

ITEM 11 – EXECUTIVE COMPENSATION

We incorporate by reference the information appearing under “Executive and Director Compensation and Other Information,” “Corporate Governance - Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information appearing under “Equity Compensation Plan Information” in Item 5 of this Form 10-K and under “Principal Stockholders” and “Election of Directors” in the Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information appearing under “Transactions with Related Persons” and “Corporate Governance” in the Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference the information appearing under “Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15- EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements - See Index to Consolidated Financial Statements under Item 8 above.

(2) Exhibits - See Index to Exhibits following the signatures to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-BRIDGE SCIENCE, INC.

Dated: March 31, 2009	By:	/s/ Liang Qiao, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Liang Qiao	Chief Executive Officer, Secretary and	March 31, 2009
Liang Qiao, M.D.	Chairman of the Board (Principal Executive Officer)

/s/ Chuen Huei (Kevin) Lee	Chief Financial Officer (Principal	March 31, 2009
Chuen Huei (Kevin) Lee	Financial and Accounting Officer)

/s/ Wenhui Qiao	President and Director	March 31, 2009
Wenhui Qiao

/s/ Shyh-Jing (Philip) Chiang	Director	March 31, 2009
Shyh-Jing (Philip) Chiang

/s/ Isao Arimoto	Director	March 31, 2009
Isao Arimoto

/s/ Toshihiro Komoike	Vice President and Director	March 31, 2009
Toshihiro Komoike

/s/ Trevor Roy	Director	March 31, 2009
Trevor Roy

/s/ Cheung Hin Shun Anthony	Director	March 31, 2009
Cheung Hin Shun Anthony

Exhibit Index

2.1
Agreement for the exchange of shares by and among the registrant, Bio-Bridge Science Corporation and the shareholders of record of Bio-Bridge Science Corporation, dated November 4, 2004(incorporated by reference to exhibits to Registration Statement No. 333-121786.)

3.1(i)	Certificate of incorporation of the registrant (incorporated by reference to exhibits to Registration Statement No. 333-121786.)

3.1(ii)	Certificate of determination of preferred shares (incorporated by reference to an exhibit to Form 8-K filed November 11, 2005.)

3.2(i)	Bylaws of the registrant (incorporated by reference to exhibits to Registration Statement No. 333-121786.)

10.1	Exclusive License Agreement between Bio-Bridge Science Corporation and Loyola University Chicago, dated April 22, 2004 (incorporated by reference to exhibits to Registration Statement No. 333-121786.)

10.2
Exclusive Sub-license Agreement between Beijing Bio-Bridge Science Corporation and Beijing Bio-Bridge Science Corporation, dated June 20, 2002 (incorporated by reference to exhibits to Registration Statement No. 333-121786.)

10.3	2004 stock incentive plan (incorporated by reference to exhibits to Registration Statement No. 333-121786.)

10.4	Lease between Bio-Bridge Science Corporation and SFERS Real Estate K Limited Partnership, dated July 30, 2004 (incorporated by reference to exhibits to Registration Statement No. 333-121786)

10.5
Agreement between Bio-Bridge Beijing Science Corporation and Beijing Institute of Radiation Medicine, dated May 6, 2004. (incorporated by reference to exhibits to Registration Statement No. 333-121786)

10.6
Land Use Right Agreement between Bio-Bridge Science (Beijing) Co. Ltd. and Beijing Airport High-Tech Park Co. Ltd., dated May 28, 2003. (incorporated by reference to exhibits to Registration Statement No. 333-121786)

10.7
Agreement between Bio-Bridge Beijing Science Corporation and Beijing Institute of Radiation Medicine, dated May 12, 2004. (incorporated by reference to exhibits to Registration Statement No. 333-121786)

10.8	Exclusive Agency Agreement between Registrant and Xinhua Surgical Instruments Co., Ltd. dated November 16, 2005. (incorporated by reference to an exhibit to Form 8-K filed November 11, 2005)

10.9	Investment Agreement between Registrant and Dutchess Private Equities Fund, L.P. dated November 29, 2005(incorporated by reference to an exhibit to Form 8-K filed December 2, 2005).

10.10	Registration Rights Agreement between Registrant and Dutchess Private Equities Fund, L.P. dated November 29, 2005. incorporated by reference to an exhibit to Form 8-K filed November 11, 2005)

10.11	Code of Ethics (incorporated by reference to an exhibit to Form 10-KSB filed March 31, 2007).

10.12	Securities Purchase Agreement dated January 2007(incorporated by reference to an exhibit to Form 10-KSB filed March 31, 2007).

10.13	Common Stock Warrant Purchase Agreement dated January 2007(incorporated by reference to an exhibit to Form 10-KSB filed March 31, 2007).

10.14	Registration Right Agreement dated January 2007(incorporated by reference to an exhibit to Form 10-KSB filed March 31, 2007).

10.15	Exclusive Agency Agreement between Registrant and Xinhua Surgical Instruments Co., Ltd. dated March 17, 2008 (incorporated by reference to an exhibit to Form 10-KSB filed on March 31, 2008).

10.16	Sale and Purchase Agreement between Registrant and Huhhot Xinheng Baide Technology Co. Ltd. dated April 30, 2008 (incorporated by reference to EX. 1.01 to Form 8-K filed on May 1, 2008).

10.17	Regulation S Securities Purchase Agreement between Registrant, NFR International Pty Limited, and China Diamond Limited (incorporated by reference to EX. 1.01 to Form 8-K filed on July 3, 2008).

10.18	Promissory Note issued by NFR International Pty Limited dated July 2, 2008 (incorporated by reference to EX 1.02 to Form 8-K filed on July 3, 2008).

10.19	Promissory Note issued by China Diamond Limited dated July 2, 2008(incorporated by reference to EX 1.03 to Form 8-K filed on July 3, 2008).

10.20	Regulation S Securities Purchase Agreement between Registrant and Cheung Hin Shun Anthony dated July 9,2008 (incorporated by reference to EX 1.01 to Form 8-K filed on July 11, 2008).

10.21	Promissory Note issued by Cheung Hin Shun Anthony dated July 9, 2008 (incorporated by reference to EX 1.02 to Form 8-K filed on July 11, 2008).

10.22*	2008 Stock Incentive Plan

31.1 *	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2008 AND 2007

CONTENTS

PAGE 39	Report of Independent Registered Public Accounting Firm
PAGE 40	Consolidated Balance Sheets as of December 31, 2008 and 2007
PAGE 41	Consolidated Statements of Operations for the years ended December 31, 2008 and 2007
PAGE 42	Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2008 and December 31, 2007
PAGE 44	Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007
PAGE 46-58	Notes to Consolidated Financial Statements for the years ended December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bio-Bridge Science Inc.

We have audited the accompanying consolidated balance sheets of Bio-Bridge Science Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Bridge Science Inc. and Subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Bio-Bridge Science Inc. and Subsidiaries will continue as a going concern.  The Company has experienced recurring losses since inception.  This condition raises substantial doubt regarding the Company's ability to continue as a going concern.  Management's plans in regard to this matter are described in Note 1.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, California.
March 20, 2008

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

ASSETS
	December 31,	December 31,
	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$1,486,252	$104,372
Accounts receivable, net	340,633	-
Inventories	491,347	9,195
Trading securities, at fair value	115,634	1,509,916
Prepaid expenses and other current assets	38,364	19,467

Total Current Assets	2,472,230	1,642,950

Property, plant, and equipment, net	243,507	65,774
Construction in progress	2,676,938	1,814,291
Land use right, net	372,696	366,597
Goodwill	243,248	-

Total Long-term Assets	3,536,389	2,246,662

TOTAL ASSETS	$6,008,619	$3,889,612

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$265,682	$-
Accrued expenses and other payables	158,686	121,270
Payable to contractors	185,929	124,017
Due to director	32,189	-

Total Current Liabilities	642,486	245,287

MINORITY INTEREST	522,310	-

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,000,000 shares issued and outstanding	4,000	4,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 34,931,009 and 34,357,676 shares issued and outstanding, respectively	34,931	34,358
Additional paid-in capital	12,912,545	10,349,611
Preferred stock dividend, payable in common shares	137,000	137,000
Subscription receivable	(2,062,670)	(20)
Stock to be issued, 5,818,276 and 50,000 shares, respectively	4,559,056	50
Accumulated other comprehensive gain	259,892	221,358
Accumulated deficit	(11,000,931)	(7,102,032)

Total Shareholders’ Equity	4,843,823	3,644,325

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,008,619	$3,889,612

See accompanying notes to the consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	For The Year Ended December 31, 2008	For The Year Ended December 31, 2007
Revenue	$618,705	$2,979

Cost of goods sold	(467,983)	(1,629)
Gross profit	150,722	1,350

Research and development cost	(104,422)	(155,087)
Selling and distribution expenses	(140,820)	(40,128)
General and administrative expenses	(3,431,609)	(1,164,664)

Loss from operations	(3,526,129)	(1,358,529)

Interest income	523	5,267
Unrealized loss on trading securities	(90,745)	(372,192)
Loss on sale of trading securities	(3,527)	(2,818)
Dividend income	70,579	127,480

Loss before income taxes and minority interest	(3,549,299)	(1,600,792)

Provision for income taxes	(34,892)	-

Loss before minority interest	(3,584,191)	(1,600,792)

Minority interest	45,292	-

Net loss	(3,538,899)	(1,600,792)

Deemed preferred stock dividends	-	(1,293,320)

Preferred stock dividends	(360,000)	(317,000)

Net loss attributable to common shareholders	$(3,898,899)	$(3,211,112)

Net loss per share, attributable to common shareholders, basic and diluted	$(0.11)	$(0.09)

Weighted average shares outstanding, basic and diluted	34,578,525	33,992,951

See accompanying notes to the consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock		Preferred Stock		Preferred stock dividend payable in common	Additional Paid-in	Common Stock To be	Accumulated Other Comprehensive	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	share	Capital	Issued	Gain	Receivable	Deficit	Total

BALANCE JANUARY 1, 2007	33,492,001	$33,492	-	$-	$-	$5,469,402	$240	$80,403	$(25,091)	$(3,890,920)	$1,667,526

Issuance of common stock at $0.75 per share for cash, net of issuance costs	-	-	-	-	-	22,470	30	-	-	-	22,500

Issuance of preferred shares at $0.75 per share for cash, net of issuance costs	-	-	4,000,000	4,000	-	2,996,000	-	-	-	-	3,000,000

Deemed dividend related to beneficial conversion feature of convertible preferred stock	-	-	-	-	-	1,293,320	-	-	-	(1,293,320)	-

Accrual of preferred stock dividend	-	-	-	-	317,000	-	-	-	-	(317,000)	-

Payment of preferred stock dividend	180,000	180	-	-	(180,000)	179,820	-	-	-	-	-

Compensatory shares issued to consultant	30,000	30	-	-	-	67,694	20	-	-	-	67,744

Employee stock options	-	-	-	-	-	173,715	-	-	-	-	173,715

Consultant stock option	-	-	-	-	-	147,190	-	-	-	-	147,190

Issuance of shares for previously exercised stock option	240,000	240	-	-	-	-	(240)	-	-	-	-

Proceeds from previously issued stock	-	-	-	-	-	-	-	-	25,071	-	25,071

Exercise of options	415,675	416	-	-	-	-	-	-	-	-	416

Foreign currency translation gain	-	-	-	-	-	-	-	140,955	-	-	140,955

Net loss	-	-	-	-	-	-	-	-	-	(1,600,792)	(1,600,792)

BALANCE DECEMBER 31, 2007	34,357,676	$34,358	4,000,000	$4,000	$137,000	$10,349,611	$50	$221,358	$(20)	$(7,102,032)	$3,644,325

(Continued)

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007(Continued)

	Common Stock		Preferred Stock		Preferred stock dividend payable in common	Additional Paid-in	Common Stock To be	Accumulated Other Comprehensive	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	share	Capital	Issued	Gain	Receivable	Deficit	Total

BALANCE DECEMBER 31, 2007	34,357,676	$34,358	4,000,000	$4,000	$137,000	$10,349,611	$221,358	$50	$(20)	$(7,102,032)	$3,644,325

Sale of 5,841,610 shares of common stock at $0.725 to $0.75 per share for cash	113,333	113	-	-	-	84,886	-	4,160,000	(2,062,650)	-	2,182,349

Stock based compensation to directors	-	-	-	-	-	-	-	376,056	-	-	376,056

Fair value of warrants issued to directors	-	-	-	-	-	1,903,586	-	-	-	-	1,903,586

Fair value of vested employee stock options	-	-	-	-	-	127,372	-	-	-	-	127,372

Fair value of stock issued for services	50,000	50	-	-	-	87,450	-	23,000	-	-	110,500

Accrual of preferred stock dividend	-	-	-	-	360,000	-	-	-	-	(360,000)	-

Payment of preferred stock dividend	360,000	360	-	-	(360,000)	359,640	-	-	-	-	-

Issuance of shares	50,000	50	-	-	-	-	-	(50)	-	-	-

Foreign currency translation gain	-	-	-	-	-	-	38,534	-	-	-	38,534

Net loss in 2008	-	-	-	-	-	-	-	-	-	(3,538,899)	(3,538,899)

BALANCE DECEMBER 31, 2008	34,931,009	$34,931	4,000,000	$4,000	$137,000	$12,912,545	$259,892	$4,559,056	$(2,062,670)	$(11,000,931)	$4,843,823

See accompanying notes to the consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASHFLOW
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,538,899)	$(1,600,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,656	19,308
Amortization of land use right	18,476	17,285
Write off of note receivable	-	40,000
Fair value of stock compensation expense	2,517,512	388,648
Unrealized loss on trading securities	90,745	372,192
Loss on sale of trading securities	3,527	2,818
Minority interests’ share of net loss	51,292	-
Allowance for bad debt	12,000	-
Change in operating assets and liabilities
Accounts receivable	(254,448)	-
Inventories	233,272	-
Prepaid expense and other current assets	7,656	(11,834)
Accounts payable	(5,428)	-
Payable to contractors	10,733	(350,568)
Accrued expenses and other payables	(13,264)	(34,175)
Net Cash Used In Operating Activities	(832,170)	(1,157,118)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in construction in progress	(723,279)	(23,832)
Purchase of fixed assets	(20,593)	(4,600)
Purchase of trading securities	-	(1,984,924)
Proceeds from sale of trading securities	1,300,010	99,998
Purchase of business, net of cash acquired	(393,940)	-
Net Cash Provided By (Used In) Investing Activities	162,198	(1,913,358)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,182,349	22,500
Proceeds from issuance of preferred stock	-	3,000,000
Proceeds from issuance of previously issued stocks	-	25,071
Proceeds from exercise of stock option	-	416
Due to director	8,315	(18,885)
Net Cash Provided By Financing Activities	2,190,664	3,029,102

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,520,692	(41,374)

Effect of exchange rate changes on cash	(138,812)	(3,867)
Cash and cash equivalents, beginning of year	104,372	149,613

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,486,252	$104,372

(Continued )

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASHFLOW
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007(Continued)

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Deemed dividend related to beneficial conversion feature of convertible preferred stock	$-	$1,293,320
Accrual of preferred stock dividend	$360,000	$317,000

See accompanying notes to the consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Bio-Bridge Science, Inc ("the Company") was incorporated in the State of Delaware on October 26, 2004.  The Company's fiscal year end is December 31.  On December 1, 2004, the Company acquired all of the outstanding shares of Bio-Bridge Science Corporation ("BBS"), a Cayman Islands corporation, in exchange for 29,971,590 shares of its common stock, and as a result, BBS became a wholly owned subsidiary of Bio-Bridge Science, Inc. The acquisition was accounted for as a reverse merger (recapitalization) with BBS deemed to be the accounting acquirer, and the Company the legal acquirer.

BBS was incorporated in the Cayman Islands on February 11, 2002.  At the time of the exchange, BBS held a 100% interest in Bio-Bridge Science (Beijing) Corp. ("BBS Beijing"), a wholly-foreign funded enterprise of the People's Republic of China ("PRC") which was established on May 20, 2002. BBS Beijing is currently engaged in the development and commercialization of several vaccine candidates, such as HIV-PV vaccine I, cervical cancer vaccine, colon cancer vaccine, in mainland China.

On July 31, 2008, the Company acquired 51 percent of the outstanding capital interest of Huhhot Xinheng Baide Biotechnology Co., Ltd. (“XHBD”). XHBD was incorporated on May 17, 2006 under the laws of the People’s Republic of China (“PRC”) as a limited company, which is similar to a limited liability company. XHBD is located in the city of Huhhot in Inner Mongolia of the PRC. The primary operations of the Company are the manufacture and distribution of bovine serum products, which is used in research, the production of pharmaceuticals, and production of veterinary medicines. The results of XHBD are included in the accompanying consolidated financial statements from August 1, 2008.

Going Concern

Since its inception, the Company has been engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses and negative operating cash flows of $7,921,670 and $11,000,931, respectively, from February 11, 2002 (Inception) through December 31, 2008.  We incurred net losses of $3,538,899 and $1,600,792 for the years ended December 31, 2008 and 2007, respectively.

Our operations have been funded through issuances of our common stock and preferred stock whereby we raised an aggregate $8,365,888 from February 11, 2002 (inception) through December 31, 2008.

During 2008, the Company sold 5,841,609 shares of its common stock to seven individuals for a total of $4,244,999.  Four of these individuals, who purchased a total of 5,488,276 shares of common stock for a total of $3,980,000, are members of our Board of Directors.  Some of the sales agreements also included warrants to purchase common stock (see Note 9).

During 2007, the Company sold 4,000,000 shares of Series A Convertible Preferred Stock and warrants to purchase 3,000,000 shares of common stock at $1.00 per share to three individuals for a total of $3,000,000 (see Note 10).
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

Development Stage Reporting

In prior periods, the Company was presented as a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises."  Subsequent to the purchase of HXBD (see Note 3), the Company began operational activities and is now presented as an operating company.

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

Revenue recognition

The Company recognizes revenue from the sales of products in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin ("SAB") No. 104, when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.  Generally, these criteria are met at the time the product is shipped to customers when title and risk of loss have transferred.

Cash and Cash Equivalents

For financial reporting purpose, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Cash at BBS Beijing and HXBD, in the US dollar equivalent of $1,245,445 and $38,374 at December 31, 2008 and 2007, respectively, was held in accounts at financial institutions located in the PRC.  The Company and its subsidiaries have not experienced any losses in such accounts and do not believe the cash is exposed to any significant credit risk.

The Company's cash balances on deposit in banks in the United States of America are now guaranteed up to $250,000 by the Federal Deposit Insurance Corporation (the “FDIC”). The Company may periodically be exposed to risk for the amount of funds held in one bank in excess of the insurance limit.  In order to control the risk, the Company's policy is to maintain cash balances with high quality financial institutions. The Company had no cash balances with a bank in excess of the insurance limit as of December 31, 2008 and 2007.

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts.  The Company uses the allowance method to account for uncollectible trade receivable balances.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  At December 31, 2008, the allowance for doubtful accounts was $12,000.  At December 31, 2007, the Company had no accounts receivables.

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined principally on a first-in-first-out average cost basis.

Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation or amortization is provided over the estimated useful life of the asset, using the straight-line method. Estimated useful lives are as follows:

Asset category	Useful Life
Machinery	8 years
Motor vehicles	8 years
Leasehold improvements	Shorter of 4 years or lease term
Office equipment	3 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

Construction in Progress

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

Land Use Rights

According to the law of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the 25 year life of the Company’s Chinese business license, which is shorter than the lease term of 50 years.

Goodwill

Goodwill is related to the Company's acquisition of Huhhot Xinheng Baide Biotechnology Co., Ltd on July 31, 2008 (see Note 3).  Goodwill and other intangible assets are accounted for in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill is not amortized. Rather, goodwill is assessed for impairment at least annually.  The Company tests goodwill by using a two-step process.  In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  Based on management’s assessment, there were no indicators of impairment of recorded goodwill at December 31, 2008.

Trading Securities

The Company accounts for trading securities using the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  The Company’s investment in trading securities is comprised of its investment in a Van Kampen unit investment fund. Trading securities are reported at fair value, with any changes in fair value during a period recorded as a charge or credit to net income (loss). Gains or losses realized upon sale of all securities are recognized at the time of sale. Cash received in excess of cumulative dividends is considered a return of principal.

Financial Assets and Liabilities Measured at Fair Value

Fair Value Measurements are determined by the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements” ("SFAS 157") as of January 1, 2008, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of SFAS 157 did not have a material impact on the Company's fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

        Level 1—Quoted prices in active markets for identical assets or liabilities.
        Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.
        Level 3—Unobservable inputs based on the Company's assumptions.

SFAS 157 requires the use of observable market data if such data is available without undue cost and effort

At December 31, 2008, the Company’s financial assets and liabilities that were measured at fair value include its investment in trading securities which have a cost of $259,270, a gross unrealized loss of $143,636 and a fair value of $115,634. The Company estimates the fair value of its trading securities based on unadjusted quoted prices in active markets of identical assets. In accordance with SFAS No. 157, this is a Level 1 valuation.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year.

	2008	2007

Year end RMB : US$ exchange rate	6.8346	7.3046

Average yearly RMB : US$ exchange rate	7.0696	7.5567

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Research and Development

Research and development costs are expensed as incurred.  For the years ended December 31, 2008 and 2007, research and development expenses totaled $104,422 and $155,087, respectively.

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

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s current components of comprehensive income consist of foreign currency translation adjustments:

	December 31,
	2008	2007
Net loss	$(3,544,899)	$(1,600,792)
Foreign currency translation gain	38,534	140,955
Comprehensive loss	$(3,506,365)	$(1,459,837)

Loss per Share

SFAS No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”).  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share calculation gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method.  Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants. As of December 31, 2008, common stock equivalents were composed of options convertible into 2,297,000 shares of the Company's common stock and warrants convertible into 8,864,943 shares of the Company's common stock. As of December 31, 2007, common stock equivalents were composed of options convertible into 2,317,000 shares of the Company's common stock and warrants convertible into 5,367,000 shares of the Company's common stock.   For the years ended December 31, 2008 and 2007, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

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

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured trade accounts receivable.

For the year ended December 31, 2008, four customers accounted for 100% of total sales (40%, 30%, 20% and 10% respectively).  At December 31, 2008, three of these customers accounted for 100% of accounts receivable (40%, 31%, and 29%, respectively).  There were no sales or accounts receivable in 2007.

Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Non-Controlling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51. These new standards will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. We will be required to adopt SFAS No. 141(R) and SFAS No. 160 on or after December 15, 2008.  The adoption of SFAS 141(R) and SFAS No. 160 will, among other things, effect the Company’s presentation of minority interest, which will now be included in equity in our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”). FSP 157-2 delays the implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This statement defers the effective date to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, which is fiscal year 2010 for the Company.  The Company does not believe that the adoption of FSP 157-2 will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective beginning on January 1, 2009. The Company does not believe that the adoption of Staff Position No. FAS 142-3 will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.  ACQUISITION OF HUHHOT XINHENG BAIDE BIOTECHNOLOGY CO., LTD.

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

Purchase Price
Cash consideration	$881,058

Purchase price allocation
Fair value of tangible assets acquired, including cash of $487,118	$1,114,828
Goodwill	243,248
1,358,076
Historical cost of 49% minority interest	(477,018)
Net purchase price	$881,058

Allocation of the purchase price was determined by management who utilized a valuation prepared by independent valuation experts as part of their assessment. Goodwill represents the excess of the purchase price of XHBD over the fair value of the identifiable assets acquired and liabilities assumed. The Company accounts for minority interest using a historical basis.

The $477,018 minority interest has been adjusted to $522,310 in the accompanying balance sheet at December 31, 2008 to give effect to the minority interest share of loss for the period then ended.

The following unaudited pro forma operating data shown below presents the results of operations for the year ended at December 31, 2008 and 2007, as if the acquisition of XHBD had occurred at the beginning of the earliest fiscal period presented.  The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on the respective dates, or of future results of operations.

	Pro forma combined
	2008	2007
	(Unaudited)	(Unaudited)
Net sales	$845,123	$556,733
Net loss	$(3,526,138)	$(1,567,155)
Net loss per share-basic and diluted	$(0.10)	$(0.05)
Weighted average shares outstanding-basic and diluted	34,578,525	33,992,951

In addition, China Diamond, an entity controlled by Mr. Trevor Roy, a director of the Company, purchased 14 percent of XHBD on April 30, 2008.

4.  INVENTORIES

Inventories as of December 31, 2008 and 2007 consist of the following:

	December 31, 2008	December 31, 2007

Raw materials	$40,929	$9,195
Finished goods	450,418

Total inventories	$491,347	$9,195

5.  TRADING SECURITIES

At December 31, 2008 and 2007, trading securities consisted of the following:

	2008	2007
Cost	$206,379	$1,882,108
Unrealized loss	(90,745)	(372,192)
Fair Value	$115,634	$1,509,916

6.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2008 and 2007:

	2008	2007
Transportation Facilities	$41,958	$16,020
Office Equipment	60,393	33,747
Machinery	132,164	62,719
Leasehold improvement	93,692
	328,207	112,486
Less accumulated depreciation	(84,700)	(46,712)
Fixed assets, net	$243,507	$65,774

Depreciation expense for the years ended December 31, 2008 and 2007 was $34,656 and $19,308, respectively.

7.  LAND USE RIGHT

In July 2003, the Company obtained a 50 year land use right to build a research factory in Beijing, PRC. This amount has been capitalized and is being amortized over twenty-five years, the term of the Company's business license.

Land use right as of December 31, 2008 and 2007, consisted of the following:

	2008	2007
Cost	$477,812	$447,068
Less accumulated amortization	(105,116)	(80,471)

Net land use rights	$372,696	$366,597

The expected amortization of the land use right over each of the next five years and thereafter is summarized as follows:

Year ending December 31,	Amount
2009	$17,882
2010	17,882
2011	17,882
2012	17,882
2013	17,882
Thereafter	283,286
$372,696

8.  INCOME TAXES

The Company has not recorded a provision for U.S. federal income tax for the years ended December 31, 2008 and 2007 due to a net operating loss carry forward in the United States of America.  The net operating loss carry forward in the United States of America as of December 31, 2008 was $276,931 and expires through 2014.

In accordance with the relevant tax laws and regulations of PRC, the applicable corporation income tax rate for BBS Beijing and HXBD are 15% and 25%, respectively.

Corporation Income Tax ("CIT")

Beginning January 1, 2008, China implemented a new CIT, in which local and foreign enterprises are subject to CIT of 25%.  Previously, the CIT was 33%.  BBS Beijing is entitled to full exemption from Chinese CIT for the first two years after recording a profit.  BBS Beijing did not record a profit in 2008 or 2007.  HXBD taxes are not due until after 2009, and its CIT rate is reduced to 12.5% from 25% in 2010-2012.

Significant components of the Company's deferred income tax assets at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred income tax asset:
Net operating loss carried forward	276,931	237,339
Valuation allowance	(276,931)	(237,339)
Net deferred income tax asset	$-	$-

Reconciliation of the effective income tax rate to CIT statutory rate for the years ended December 31, 2008 and 2007 is as follows:

	Year ended December 31, 2008	Year ended December 31, 2007

Tax expense (benefit) at the statutory income tax rate	(25.0)%	(33.0)%
Net operating loss valuation	26.0%	33.0%
Effective income tax (benefit) rate	1.0%	0%

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2008, the Company does not have a liability for unrecognized tax uncertainties. The Company and its Chinese subsidiaries have never been subject to a tax examination and all years are open to examination by the tax authorities.

Value added tax ("VAT")

In accordance with the relevant tax laws in the PRC, VAT is levied at 17% on the invoiced value of sales and is payable by the consumer. The Company is required to remit the VAT collected to the tax authority, but may deduct therefore the VAT it has paid on eligible purchases.

9.  SHAREHOLDERS’ EQUITY

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

The preferred stock earns dividends at 12% annually, in common shares of the Company valued at $1.00 per share, payable semiannually in arrears. The preferred stock dividend is cumulative and non-participating.  During the years ended December 31, 2008 and 2997, the Company recorded $360,000 and $317,000 of preferred stock dividends payable.  The preferred stock has liquidation preference of $0.75 per share and no voting rights. The preferred shares contain standard anti-dilution protection.

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

The warrants are exercisable through January 20, 2010, into 3,000,000 shares of the Company’s common stock for $1.00 per share.

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

Common Stock

In 2008, the Company sold 5,841,609 shares of common stock and warrants to purchase 5,814,943 shares of common stock to seven individuals at $0.725 to $0.75 per unit, for total consideration of $4,245,000.  Four of these individuals, who purchased a total of 5,488,276 shares of common stock and warrants to purchase 5,488,276 shares of common stock for a total of $3,980,000, are members of our Board of Directors.  As of December 31, 2008, $2,182,350 of the total consideration had been received, and the balance of $2,062,650 is included in subscription receivable, including $1,852,500 subscription receivable from directors.

The fair value of the warrants acquired by the directors was $1,903,587, which was determined using the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; a risk-free interest rate of 2.4%; an expected life of 3 to 5 years; and an estimated volatility of 56 percent based on recent history of the stock price in the industry. The total of $1,903,587 was charged to compensation expense on the date the warrants were acquired (see Note 10).  In addition, $339,655 of stock compensation was recognized for two of the directors for the difference between the fair value of the units they purchased based on the closing price of the Company’s common stock and the purchase price of the units on the dates of the transactions.

In 2007, the Company sold 30,000 shares of common stock at $0.75 per share for total consideration of $22,500.

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

On October 1, 2008, the Company entered into consulting agreements with two scientific advisors in which the company granted 20,000 shares of restricted common stock to them for scientific advisory service. The fair value of the 20,0000 shares was determined to be $23,000, based on the closing price of the shares when granted, and was recorded as compensation cost when the shares were granted.  As of December 31, 2008, these shares had not been issued.

On November 26, 2008, the Company granted 70,000 shares of restricted common stock to seven board members for their service. The fair value of the 70,000 shares of restricted common stock was determined to be $36,400, based on the closing price of the shares when granted, and was recorded as compensation cost when the shares were granted.

10.  STOCK OPTION AND WARARNTS

On December 1, 2004, the Company approved and adopted the 2004 Stock Incentive Plan. The 2004 stock incentive plan provides for the grant of incentive stock options to our employees, and for the grant of non-statutory stock options, restricted stock, stock appreciation rights and performance shares to our employees, directors and consultants. The Company has reserved a total of 2,000,000 shares of its common stock for issuance pursuant to the 2004 stock incentive plan. The 2004 stock incentive plan does not provide for automatic annual increases in the number of shares available for issuance under the plan. As of December 31, 2008, 1,877,000 options had been granted under this plan, and an additional 420,000 options have been granted outside of the plan.

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

On November 26, 2008, the Company approved and adopted the 2008 Stock Incentive Plan. The 2008 stock incentive plan provides for the grant of incentive stock options to our employees, and for the grant of non-statutory stock options, restricted stock, stock appreciation rights and performance shares to our employees, directors and consultants. The Company has reserved a total of 4,000,000 shares of its common stock for issuance pursuant to the 2004 stock incentive plan. The 2004 stock incentive plan does not provide for automatic annual increases in the number of shares available for issuance under the plan. As of December 31, 2008, no options had been granted under this plan.

The administrator determines the exercise price of options granted under our 2008 stock incentive plan, but the exercise price must not be less than 85% of the fair market value of our common stock on the date of grant. In the event the participant owns 10% or more of the voting power of all classes of our stock, the exercise price must not be less than 110% of the fair market value per share of our common stock on the date of grant. With respect to all incentive stock options, the exercise price must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed 10 years, except with respect to any participant who owns 10% of the voting power of all classes of our outstanding stock or the outstanding stock of any parent or subsidiary of ours, which the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator determines the term of all other options; however, no option will have a term in excess of 10 years from the date of grant.

Issuance of stock options

On April 1, 2007, the Company granted to Mr. Larry E. Henneman, Jr. an option to purchase 20,000 shares of commons stock for legal services in connection with our patent applications in the United States. The exercise price is $0.001 and the expiration date is five years from the grant date. The fair value of the options was $20,783 at the date of grant, which was determined using the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; a risk-free interest rate of 3.4%; an expected life of 5 years; and an estimated volatility of 52 percent based on recent history of the stock price in the industry. The total of $20,783 was charged to consulting expense at the date the options were granted.

On April 1, 2007, the Company granted Seven Star International Corp. an option to purchase 100,000 shares of common stock for 2 years of consulting service. The exercise price is $0.001 and the expiration date is five years from the grant date. The fair value of the options was $103,916 at the date of grant, which was determined by the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; risk-free interest rate of 3.4%; expected life of 5 years; and estimated volatility of 52 percent based on recent history of the stock price in the industry. The total of $103,916 was charged to consulting expense at the date the options were granted.

At December 31, 2008 and 2007, stock options outstanding were as follows:

	Options Granted	Weighted Average Exercise Price

Outstanding at January 1, 2007	2,685,675	$0.37

Granted	122,000	0.001
Exercised	(415,675)	0.001
Expired or withdrawn	(75,000)	0.001

Outstanding at December 31, 2007	2,317,000	0.42
Granted	-	-
Exercised	-	-
Withdrawn	(20,000)	0.001

Outstanding at December 31, 2008	2,297,000	$0.42

Exercisable at December 31, 2008	2,297,000	$0.42

 The following table summarizes information about stock options outstanding as of December 31, 2008:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.001 to $0.55	2,297,000	$0.42	7.08	2,297,000	$0.42

Information relating to stock options at December 31, 2008 summarized by exercise price is as follows:

Outstanding			Exercisable
Exercise price per Share	Number of shares	Remaining Life (years)	Exercise price	Number of Shares	Weighted average exercise price
$0.001	400,000	6.44	$0.001	400,000	$0.0001
$0.001	20,000	3.75	$0.001	20,000	$0.0001
$0.5	1,277,000	7.25	$0.50	1,277,000	$0.50
$0.55	600,000	7.25	$0.55	600,000	$0.55
$0.001 to $0.55	2,297,000	7.08	$0.42	2,297,000	$0.42

The aggregate intrinsic value of 2,297,000 options outstanding and exercisable as of December 31, 2008 was $3,629,260. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company’s common shares for the options that were in-the-money as of December 31, 2008. At December 31, 2008, all options shares were vested, and there is no unamortized cost to be recognized in future periods.

Common stock warrants

On January 30, 2007, the Company issued warrants to purchase 3,000,000 shares of common stock at $1.00 per share with a term of three years to three individuals who also agreed to purchase 4,000,000 shares of Series A Convertible Preferred Stock at $0.75 per share (see Note 9).  The Company determined the warrants are properly classified as an equity instrument and no value was recorded for the warrants as any value assigned would result in an increase and decrease to additional-paid-in-capital in the same amount.

On June 4, 2008 and June 18, 2008, the Company issued two series of warrants to four investors to purchase 183,334 shares of common stock at $0.75 per share with a term of three years and to purchase 183,333 shares of common stock at $1.20 per share with a term of four years (366,667 warrants in the aggregate). Warrants to purchase 40,000 shares of common stock were acquired by two of our directors (see Note 9). We recorded the fair value of the warrants acquired by the two directors as compensation costs. The fair value of three-year warrant and five-year warrant issued to our directors was $5,898 and $5,610, respectively, at the grant date, which was determined using the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; a risk-free interest rate of 2.4%; an expected life of 3 and 5 years respectively; and an estimated volatility of 56 percent based on recent history of the stock price in the industry. The total of $11,508 was charged to compensation cost at the date the warrants were granted.

On July 2, 2008, Company issued warrants to another director (see Note 9) to purchase 1,724,138 shares of common stock at $0.725 per share with a term of four years and to purchase 1,724,138 shares of common stock at $1.10 per share with a term of five years.  We recorded the fair value of the warrants to purchase the 3,448,276 shares of common stock as compensation cost. The fair value of four-year warrant and five-year warrant issued to these two investors was $633,091 and $546,220, respectively, at the grant date, which was determined using the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; a risk-free interest rate of 2.4%; an expected life of 4 and 5 years respectively; and an estimated volatility of 56 percent based on recent history of the stock price in the industry. The total of $1,179,311 was charged to compensation cost at the date the warrants were granted.

On July 9, 2008, Company issued warrants to another director (see Note 9) to purchase 1,000,000 shares of common stock at $0.725 per share with a term of four years and to purchase 1,000,000 shares of common stock at $1.10 per share with a term of five years.  We recorded the fair value of the warrants to purchase 2,000,000 shares of common stock as compensation cost. The fair value of four-year warrant and five-year warrant issued to these two investors was $382,474 and $330,293, respectively, at the grant date, which was determined using the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; a risk-free interest rate of 2.4%; an expected life of 4 and 5 years respectively; and an estimated volatility of 56 percent based on recent history of the stock price in the industry. The total of $712,767 was charged to compensation cost at the date the warrants were granted.

At December 31, 2008 and 2007, warrants outstanding were as follows:

	Number of Shares under Warrants	Weighted Average Exercise Price

Warrants outstanding at January 1, 2007	50,000	$1.20

Warrants granted	3,000,000	1.00
Warrants expired	-	-

Warrants outstanding at December 31, 2007	3,050,000	$1.01
Warrants granted	5,814,943	.97
Warrants expired	-	-

Warrants outstanding at December 31, 2008	8,864,943	$0.95

The following table summarizes information about warrants outstanding at December 31, 2008:

Warrants Outstanding and Exercisable

Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price

50,000	$1.20	November 20, 2009	$1.20
3,000,000	$1.00	January 20, 2010	$1.00
183,334	$0.75	June 4, 2011	$0.75
183,333	$1.20	June 4, 2013	$1.20
1,724,138	$0.725	July 2, 2012	$0.725
1,724,138	$1.10	July 2, 2013	$1.10
1,000,000	$0.725	July 9, 2012	$0.725
1,000,000	$1.10	July 9, 2013	$1.10
8,864,943	$0.75-$1.20		$0.95

11.  COMMITMENTS AND CONTINGENCIES

In May 2003, the Company acquired a land use right for approximately 28 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of our vaccine candidates. The general plans for development include the construction of a laboratory facility (“Phase One”) and construction of an administrative office building (“Phase Two”). At December 31, 2008, the Phase One construction and internal clean room are awaiting the inspections and approval from the government, which is expected to be finished by the second quarter of 2009, and is recorded as construction in progress. At December 31, 2008, $185,929 was due to the contractors of Phase One for the completed construction and internal clean room decoration and this obligation is recorded as due to contractors.

The Company estimates the cost of laboratory equipment for Phase One to be fully operational will be approximately $500,000. As of December 31, 2008, the Company had signed agreements with several parties for the purchase of the laboratory equipment. The Company estimates the purchase and installation of the laboratory equipment will be completed by the second quarter of 2009. At December 31, 2008, Phase Two was still in the design stage. The Company estimates the total project costs for Phase Two will be approximately $1,200,000. The Company estimates that construction may begin on Phase Two in 2011 or later, but currently has no plans for Phase Two construction.

Lease Commitment

As of December 31, 2008, We had remaining outstanding commitments with respect to its non-cancelable operating lease for our office in Oak Brook, IL, of which $28,087 and $19,004 is due in 2009 and 2010, and our office in Beijing, PRC (which is leased from Wenhui, Qiao, our director and president), of which $11,437, is due in 2009 and none thereafter.

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, we have obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of December 31, 2008, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

Potential Joint Venture

We entered into a non-binding memorandum of understanding with JR Scientific, Inc., a Woodland, California based manufacturer of classical and custom cell culture medium and sera products ("JRS”) and Mr. Jan Baker, President and CEO of JRS on April 15, 2008. Under the agreement, the Company will form a joint venture together with JRS and several other investors in China to produce culture medium, serum, and other biomaterial for sale in China and other countries.  The total investment for the joint venture is planned to be around RMB 10 million (approximately $1,500,000). We expect to own at least 51% of the new joint venture. The joint venture is expected to be formed in the second quarter of 2009. However, the agreement is non-binding and we are not certain a joint venture will be formed

Contractual Obligations

Payments due under contractual obligations at December 31, 2008 mature as follows:

	Payments due by period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years
Lease obligation	$59	$40	$19
Payable to contractors	186	186
R&D agreement obligation	5	5	—
Total	$250	$231	$19

11. SUBSEQUENT EVENTS

In the first quarter of 2009, we signed investment agreements with 123 individual investors in which we sold a total of 12,800 shares of common stock at $1.375 per share. These shares of common stock shares are restricted, and can only be resold in accordance with Rule 144.