Form 10-K/A
period 2008-12-31
BIO BRIDGE SCIENCE INC
filed 2009-04-13
CIK 1309304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC 20549

FORM 10-K/A

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

(Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

BIO-BRIDGE SCIENCE, INC.

TABLE OF CONTENTS

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND COPRORATE GOVERNANCE

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

MR. CHUEN HUEI (KEVIN) LEE, CFA, FRM, has served as our chief financial officer since October 2004. Mr. Lee also has served as chief financial officer of Bio-Bridge Science Corp. since May 2004. From October 2001 to June 2004, he served as Senior Vice President of China Metropolitan Ventures in Beijing and Shanghai, China. From February 2000 to August 2001, Mr. Lee served as Senior Manager of Grand Cathay Securities Corporation in Taipei, Taiwan. From September 1998 to February 2000, he was the Manager of American Express Bank's Taipei treasury department. Mr. Lee received a B.A. from National Taiwan University and an M.B.A. from Columbia University. He is a chartered financial analyst (CFA) charter holder and a certified financial risk manager (FRM).

 MR. TOSHIHIRO KOMOIKE has served as our director since October 2004. Mr. Komoike also has served as director of Bio-Bridge Science Corp. since May 2004. From 1998 to 2004, Mr. Komoike served as Senior Manager of Sumisho Textile Company in Japan. He received a degree in Commerce from Kansai University in Japan. He is a vice president and our Japan representative.

MR. ISAO ARIMOTO is one of our co-founders and has served as our director since October 2004. Mr. Arimoto also has served as director of Bio-Bridge Science Corp. since February 2002. Since February 1975, Mr. Arimoto has served as chief executive officer of Chugoko-Knit Company in Japan. He has 30 years of business experience as an entrepreneur in Japan and China.

MR. SHYH-JING (PHILIP) CHIANG has served as our director since October 2004. Mr. Chiang also has served as director of Bio-Bridge Science Corp. since February 2002. Since June 2008, Mr. Chiang has served as investment banking head of Daiwa Securities SMBC-Cathay Co. in Taipei, Taiwan. From June 2004 to May 2008, Mr. Chiang served as head of investment banking at Nomura Securities in Taipei, Taiwan. From March 2004 to May 2004, he served as chief representative of Rabobank's office in Taipei. From June 2001 to May 2004, he was director of investment banking at ING Baring in Taipei. Mr. Chiang served as executive vice president of Grand Cathay Securities from August 2000 to June 2001. From September 1996 to April 2000, he served as vice president of Credit Agricole Indosuez. Mr. Chiang received a B.A. from Tunghai University in Taiwan and an M.B.A. from the University of Missouri.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to Section 16(a). To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2008 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge, by sending a request to our principal executive office. We also posted the adopted code of ethics on our corporate website: www.bio-bridge-science.com. You may request a copy of this code of ethics to be sent as a pdf file to an e-mail address or by regular mail.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal year ended December 31, 2008. The following table summarizes all compensation for fiscal year 2008 received by our chief executive officer and our four highest paid officers in fiscal year 2008 and 2007.

The following Summary Compensation Table sets forth certain information regarding the compensation of our named executive officers for services rendered in all capacities to Bio-Bridge during the year ended December 31, 2008 and 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Stock Incentive Plan Compensation ($)	All other Compensation . ($)	Total ($)
Liang Qiao, MD Chief Executive Officer Chairman of the Board	2008 2007	0 0	0 0	$5,200 0	$39,450 52,600	0 0	0 0	39,450 52,600

Wenhui Qiao President and Director	2008 2007	$25,337 23,000	0 0	$5,200 0	$17,150 22,867	0 0	0 0	$47,687 45,867

Chuen Huei (Kevin) Lee, Chief Financial Officer	2008 2007	$102,000 102,000	0 0	0 0	$17,150 22,867	0 0	0 0	$119,150 124,867

Toshihiro Komoike Vice President and Director	2008 2007	$36,000 36,000	0 0 0	$5,200 0	$10,290 13,720	0 0	0 0	$51,490 49,720

(1)
Represents fair market value of options vested during the year ended December 31, 2008, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in Note 8, Shareholders Equity, of our consolidated financial statements.

The following table sets forth information concerning grants of plan based awards to the named executive officers at December 31, 2008.

Grants of Plan-Based Awards Table For 2008

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards : Number of Shares of Stock or Units(#)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards( $/sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Liang Qiao, MD Chief Executive Officer Chairman of the Board	November 26,2008	-	-	-	-	-	-	10,000	-	-	$5,200
Wenhui Qiao President and Director	November 26,2008	-	-	-	-	-	-	10,000	-	-	$5,200
Chuen Huei (Kevin) Lee, Chief Financial Officer	-	-	-	-	-	-	-	-	-	-	-
Toshihiro Komoike Vice President and Director	November 26,2008	-	-	-	-	-	-	10,000	-	-	$5,200

The following table sets forth information concerning the outstanding equity awards granted to the named executive officers at December 31, 2008.

Outstanding Equity Awards at Fiscal Year End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($/Sh)	Option Expiration Date	Number Of Shares Or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number Of Unearned Shares That Have not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That have Not Vested ($)
Liang Qiao	600,000	0	0	0.55	10-13-2015	0	0	0	0
Wenhui Qiao	200,000 150,000	0 0	0 0	0.5 0.001	10-13-2015 10-13-2015	0 0	0 0	0 0	0 0
Chuen Huei (Kevin) Lee	200,000 150,000	0 0	0 0	0.5 0.001	10-13-2015 10-13-2015	0 0	0 0	0 0	0 0
Toshihiro Komoike	150,000	0	0	0.5	10-13-2015	0	0	0	0

(1) All the above named officers ’employment with Bio-Bridge Science, Inc. commenced on October 26, 2004.

COMPENSATION OF DIRECTORS

Each of our seven directors receives 10,000 shares of restricted common stock for services as a director in 2008 in addition to expense reimbursement in connection with attending board meetings.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

We currently do not have any employment agreements with our executive officers.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding beneficial ownership of our securities as of March 15, 2009 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each class of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, their address is c/o Bio-Bridge Science, Inc., 1211 West 22nd Street, Suite 615, Oak Brook, IL 60523. As of March 31, 2009 there were 34,931,009 shares of common stock and 4,000,000 shares of preferred stock issued and outstanding.

COMMON STOCK

NAME OF DIRECTOR, OFFICER AND OUTSTANDING BENEFICIAL OWNER	NUMBER OF SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENTAGE OF SHARES
Liang Qiao, M.D.(1)	14,360,000	38.2%
Wenhui Qiao(2)	2,105,000	5.6%
Chuen Huei (Kevin)Lee(3)	400,000	1.1%
Toshihiro Komoike(4)	930,000	2.5%
Isao Arimoto(5)	3,885,000	10.3%
Shyh-Jing (Philip) Chiang(6)	911,111	2.4%
Trevor Roy(7)	2,290,000	6.1%
Cheung Hin Shun Anthony	2,290,000	6.1%
All Officers and Directors as a Group (8 Persons)	27,171,111	72.3%

(1) Includes 13,760,000 shares and an option to purchase 600,000 shares.

(2) Includes 825,000 shares, an option to purchase 150,000 shares, and an option to purchase 250,000 shares. Also includes 850,000 shares held by Mingjin Yu, Mr. Qiao's wife. Mr. Qiao disclaims beneficial ownership of the shares held by his wife, except to the extent of his pecuniary interest therein.

(3) Includes an option to purchase 150,000 shares, and an option to purchase 250,000 shares.

(4) Includes 750,000 shares and an option to purchase 150,000 shares.

(5) Includes 2,125,000 shares, an option to purchase 250,000 shares, and 1,500,000 shares owned by Yukiko Arimoto, Mr. Arimoto's wife. Mr. Arimoto disclaims beneficial ownership of the shares held by his wife, except to the extent of his pecuniary interest therein.

(6) Includes 786,111 shares and an option to purchase 5,000 shares. Also includes 100,000 shares held by Mei-Ju Shi, Mr. Chiang 's wife. Mr. Chiang disclaims beneficial ownership of the shares held by his wife, except to the extent of his pecuniary interest therein.

(7) Includes 2,270,000 preferred shares to be convertible to common shares owned by Mr. Roy through directly or indirectly controlled companies.

CHANGE OF CONTROL

To the knowledge of management, there are no present arrangements or pledges of securities of our Company that may result in a change in control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Dr. Liang Qiao, our chief executive officer and chairman of the board, and Wenhui Qiao, a director, are brothers.

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

Royalty and License Arrangements

Liang Qiao, MD., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under a license agreement with Loyola University Chicago, Bio-Bridge Science Corp. has obtained exclusive rights to this technology for use in our future products within the United States, Japan and the People’s Republic of China. This license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier by us with prior notice or by Loyola University in the event we do not make any effort to market the product after five years from the date on which the U.S., Japan or China grant us a permit for production. See "Business—Intellectual Property." Pursuant to this agreement, Loyola is entitled to receive a royalty of four percent from the net profit for all uses of the licensed technology, including uses under sublicenses. To date, we have not generated any revenues from the sale of any products under development, or any revenues from sublicenses.

Our director, Wenhui Qiao, is president of our wholly-owned subsidiary Bio-Bridge Science (Beijing). In April 2002, Bio-Bridge Science Corp. signed a sublicense agreement with Bio-Bridge Science (Beijing). Under the terms of the agreement, Bio-Bridge Science Corp, granted an exclusive license to Bio-Bridge Science( Beijing) within mainland China. The term of the license agreement is 10 years. There are no royalty fees or one-time costs owed to us under this agreement. We expect that the sublicense agreement will be renewed on the same terms when it expires.

Office Lease in Beijing, China

In July 2004, from one of our directors, Wenhui Qiao, and his wife, Mingjin Yu, we leased office space for our office located in Beijing, China. The monthly rent is $1,906. The rental rate is at the housing rental market rate in Chaoyang District, Beijing. The agreement is renewed every year. The current lease agreement with Mr. Qiao and Ms. Yu will expire in June 2009.

Investments

We sold 366,667 investment units with a unit price at $0.75 for total consideration of $275,000 in the second quarter of 2008. Each unit included one share of common stock, a three-year warrant to purchase one-half share of common stock at $0.75 and a five-year warrant to purchase one-half share of common stock at $1.20 (an aggregate of 366,667 warrants). Two directors of the Company each purchased 20,000 investment units in the offering.

On July 2, 2008, the Company entered into a securities purchase agreement with NFR International Pty Limited and China Diamond Limited (collectively, “NFR/China Diamond”), two companies controlled by Mr. Trevor Roy, a member of our Board of Directors. NFR/ China Diamond agreed to purchase a total of 3,448,276 investment units from us at $0.725 per unit. Each unit consists of one share of common stock, a four-year warrant to purchase one-half share of common stock at $0.725 and a five-year warrant to purchase one-half share of common stock at $1.10. The investment by NFR/China Diamond totals $2,500,000, of which $125,000 was paid on July 2, 2008, with the balance due in ten monthly installments through May 1, 2009. As of December 31, 2008, we had received $1,335,000 from NFR/China Diamond. The fair value of the warrants acquired by NFR/China Diamond resulted in compensation expense of $1,179,310. In addition, $189,655 of stock compensation was recognized for the difference between the fair value of the units based on the closing price of the Company’s common stock on the date the agreement was signed and the purchase price of the units.

On July 9, 2008, the Company entered into a securities purchase agreement with Cheung Hin Shun Anthony, a member of our Board Directors, in which Mr. Cheung agreed to purchase a total of 2,000,000 investment units from us at $0.725 per unit. Each unit consists of one share of common stock, a four-year warrant to purchase one-half share of common stock at $0.725 and a five-year warrant to purchase one-half share of common stock at $1.10. The total investment by Mr. Cheung totals $1,450,000, of which $120,000 was received at July 9, 2008, and the balance will be paid in ten monthly installments through May 31, 2009. As of December 31, 2008, we had received $785,000 from Mr. Cheung. The fair value of the warrants acquired by Mr. Cheung resulted in compensation expense of $712,800. In addition, $150,000 of stock compensation was recognized for the difference between the fair value of the units based on the closing price of the Company’s common stock on the date the agreement was signed and the purchase price of the units.

Director Independence

In assessing the independence of our Board members, our Board has reviewed and analyzed the standards for independence required under the NASDAQ Capital Market, including NASDAQ Marketplace Rule 4200(a)(15), and applicable SEC regulations.  Based on this analysis, our Board has determined that each of Trevor Roy, Philip Shyh-Jing (Philip) Chiang, Anthony Cheung, Isao Arimoto meet the standards for independence provided in the listing requirements of the NASDAQ Capital Market and SEC regulations.  As a result, four of our seven Board members meet such standards of independence.

With respect to our Board committees, our entire Board serves the function of various committees, including the audit committee.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2008 and December 31, 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		December 31, 2008	December 31, 2007
(i)	Audit Fees	$238,575	$81,470
(ii)	Audit Related Fees	—	—
(iii)	Tax Fees	—	—
(iv)	All Other Fees	—	—

The board of directors serves the function of the audit committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-BRIDGE SCIENCE, INC.

Dated: April 13, 2009	By:	/s/ Liang Qiao, M.D.
Chief Executive Officer