Form 10-Q
period 2009-03-31
BIO BRIDGE SCIENCE INC
filed 2009-05-15
CIK 1309304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: March 31, 2009

or

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

Common Stock Outstanding as of March 31, 2009: 35,111,009 shares

Bio-Bridge Science, Inc.
Index to Form 10-Q

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,603,952	$1,486,252
Accounts receivable, net of allowance of $12,000 at March 31, 2009 and December 31, 2008	435,843	340,633
Inventories	490,374	491,347
Trading securities, at fair value	112,005	115,634
Prepaid expenses and other current assets	202,668	38,364

Total Current Assets	2,844,842	2,472,230

Property, plant, and equipment, net	375,382	243,507
Construction in progress	2,718,511	2,676,938
Land use right, net	367,846	372,696
Goodwill	243,248	243,248

Total Long-term Assets	3,704,987	3,536,389

TOTAL ASSETS	$6,549,829	$6,008,619

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$245,670	$265,682
Accrued expenses and other payables	109,779	158,686
Payable to contractors	133,830	185,929
Due to related parties	10,748	32,189

Total Current Liabilities	500,027	642,486

Commitments and contingencies

EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,000,000 shares issued and outstanding	4,000	4,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 35,111,009 and 34,931,009 shares issued and outstanding, respectively	35,111	34,931
Additional paid-in capital	13,074,365	12,912,545
Preferred stock dividend, payable in common shares	30,550	137,000
Subscription receivable	(1,206,335)	(2,062,670)
Stock to be issued, 5,831,076 and 5,818,276 shares, respectively	4,576,656	4,559,056
Accumulated other comprehensive gain	259,005	259,892
Accumulated deficit	(11,280,534)	(11,000,931)
Total Shareholders’ Equity	5,492,818	4,843,823
Noncontrolling interests	556,984	522,310
Total equity	6,049,802	5,366,133

TOTAL LIABILITIES AND EQUITY	$6,549,829	$6,008,619

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Revenue	$264,129	$2,285
Cost of good sold	(162,259)	(891)
Gross profit	101,870	1,394

Research and development cost	(32,812)	(36,533)
Selling and distribution expenses	(29,341)	(12,329)
General and administrative expenses	(208,533)	(206,561)

Loss from operations	(168,816)	(254,029)

Interest (expense) income	(274)	26
Unrealized loss on trading securities	(3,630)	(70,862)
Loss on sale of trading securities	-	(9,766)
Dividend income	4,308	46,117

Loss before income taxes	(168,412)	(288,514)

Provision for income taxes	(20,967)	-

Net loss	(189,379)	(288,514)

Net income attributable to noncontrolling interests	34,674	-

Net loss attributable to controlling interest	(224,053)	(288,514)

Preferred stock dividends	(55,550)	(90,000)

Net loss attributable to common shareholders	$(279,603)	$(378,514)

Net loss per share, attributable to common shareholders, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	34,973,009	34,357,676

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009

					Preferred Stock Dividend payable in	Additional	Accumulated Other	Common Stock			Non
	Common Stock		Preferred stock		Common	Paid-in	Comprehensive	To be	Subscription	Accumulated	controlling
	Shares	Amount	Shares	Amount	share	Capital	Gain	Issued	Receivable	Deficit	interest	Total

BALANCE JANUARY 1, 2009	34,931,009	$34,931	4,000,000	$4,000	$137,000	$12,912,545	$259,892	$4,559,056	$(2,062,670)	$(11,000,931)	$522,310	$5,366,133

Sale of 12,800 shares of common stock for cash, to be issued	-	-	-	-	-	-	-	17,600	(17,600)	-		-

Accrual of preferred stock dividend	-	-	-	-	55,550	-	-	-	-	(55,550)		-

Payment of preferred stock dividend	180,000	180	-	-	(162,000)	161,820	-	-	-	-		-

Proceeds from previously issued stock	-	-	-	-	-	-	-	-	873,935	-		873,935

Foreign currency translation gain	-	-	-	-	-	-	(887)	-	-	-		(887)

Net loss	-	-	-	-	-	-	-	-	-	(224,053)	34,674	(189,379)

BALANCE MARCH 31, 2009	35,111,009	$35,111	4,000,000	$4,000	$30,550	$13,074,365	$259,005	$4,576,656	$(1,206,335)	$(11,280,534)	$556,984	$6,049,802

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Three Months Ended March 31, 2009	For Three Months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(189,379)	$(288,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,552	4,986
Amortization of land use right	4,779	4,560
Non cash stock compensation expense	-	42,761
Unrealized loss on trading securities	3,630	70,862
Loss on sale of trading securities	-	9,766
Change in operating assets and liabilities:
Accounts receivable	(95,210)	-
Inventories	973	-
Prepaid expense and other assets	(164,304)	5,342
Accounts payable	(20,012)	-
Payable to contractors	(52,099)	5,046
Accrued expenses and other payables	(48,907)	35,944
Net Cash Used In Operating Activities	(546,977)	(109,247)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in construction in progress	(42,085)	(15,602)
Purchase of fixed assets	(145,482)	-
Proceeds from sale of trading securities	-	300,013
Net Cash (Used In) Provided By Investing Activities	(187,567)	284,411

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	873,935	-
Advances from director	(21,442)	28,494
Net Cash Provided By Financing Activities	852,493	28,494

NET INCREASE IN CASH AND CASH EQUIVALENTS	117,949	203,658

Effect of exchange rate changes on cash	(249)	(4,190)
Cash and cash equivalents, beginning of period	1,486,252	104,372

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,603,952	$303,840

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Three Months Ended March 31, 2009	For Three Months Ended March 31, 2008
SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$-	$-
Income taxes Paid	$33,166	$-

SUPPLEMENTAL NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES

Accrual of preferred stock dividend payable in common stock	$55,500	$55,500
Payment of preferred stock dividend in shares of common stock	$162,000	$180,000

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
(NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Bio Bridge Science Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

The condensed consolidated balance sheet information as of March 31, 2009 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2009. These interim financial statements should be read in conjunction with that report.

NOTE 2 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Bio-Bridge Science, Inc. ("the Company") was incorporated in the State of Delaware on October 26, 2004.

On December 1, 2004, the Company acquired all of the outstanding shares of Bio-Bridge Science Corporation ("BBSC"), a Cayman Islands corporation, in exchange for 29,971,590 shares of its common stock, and as a result, BBSC became a wholly owned subsidiary of the Company. The acquisition was accounted for as a reverse merger (recapitalization) with BBSC deemed to be the accounting acquirer, and the Company the legal acquirer. Accordingly, the historical financial information presented in the condensed consolidate financial statements is that of the Company.

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

On July 31, 2008, the Company acquired 51 percent of the outstanding capital interest of Huhhot Xinheng Baide Biotechnology Co., Ltd. (“XHBD”, see Note 4).  XHBD was incorporated on May 17, 2006 under the laws of the PRC as a limited company, which is similar to a limited liability company.  XHBD is located in the city of Huhhot in Inner Mongolia of the PRC. The primary operations of the XHBD any are the manufacture and distribution of bovine serum products, which is used in research, the production of pharmaceuticals, and production of veterinary medicines.  The results of XHBD are included in the accompanying condensed consolidated financial statements from August 1, 2008.

Going Concern

Since its inception, the Company has been primarily engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses of $11,280,534 from February 11, 2002 (Inception) through March 31, 2009.  We incurred net losses of $189,379 and $3,898,899 for the three months ended March 31, 2009 and year ended December 31, 2008, respectively.   As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2008 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

Our operations have been funded through issuances of our common stock and preferred stock whereby we raised an aggregate $8,383,488 from February 11, 2002 (inception) through March 31, 2009.  During the first quarter of 2009, the Company sold 12,800 shares of its common stock to a 123 investors at $1.375 per share for a total consideration of $17,600.  During 2008, the Company sold 5,841,609 shares of its common stock to seven individuals for a total of $4,244,999.  Four of these individuals, who purchased a total of 5,488,276 shares of common stock for a total of $3,980,000, are members of our Board of Directors.  Some of the sales agreements also included warrants to purchase common stock.

Based on our current operating plan, we believe that we have sufficient cash and cash equivalents to last approximately through June 2010. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond June 2010. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

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

Change in accounting principle

Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for a noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of SFAS No. 160 did not have any material impact on the Company’s financial condition and results of operations. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in the Company’s condensed consolidated financial statements. The presentation and disclosure requirements were retrospectively applied to the condensed consolidated financial statements.  As such, all prior periods presented have been conformed to current years presentation.  The noncontrolling (minority) interest relates to third party shareholders of XHBD, who own 49% of XHBD as of March 31, 2009.

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

Revenue recognition

The Company recognizes revenue from the sales of products when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.  Generally, these criteria are met at the time the product is shipped to customers when title and risk of loss have transferred.

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  We regularly evaluate our long-lived assets for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.  Impairment, if any, is measured using discounted cash flows. In the period ended March 31, 2009, we performed an evaluation of our long-lived assets and concluded there was no impairment.

Goodwill

Goodwill is related to the Company's acquisition of Huhhot Xinheng Baide Biotechnology Co., Ltd on July 31, 2008 (see Note 3).  Goodwill and other intangible assets are accounted for in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill is not amortized. Rather, goodwill is assessed for impairment at least annually.  The Company tests goodwill by using a two-step process.  In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  Based on management’s assessment, there were no indicators of impairment of recorded goodwill at March 31, 2009.

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

SFAS 157 requires the use of observable market data if such data is available without undue cost and effort

At March 31, 2009, the Company’s financial assets and liabilities that were measured at fair value include its investment in trading securities which have a cost of $259,270, a gross unrealized loss of $147,265 and a fair value of $112,005. The Company estimates the fair value of its trading securities based on unadjusted quoted prices in active markets of identical assets. In accordance with SFAS No. 157, this is a Level 1 valuation.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the quarter.

	2009	2008

Quarter end RMB : US$ exchange rate	6.8359	7.0190

Average quarterly RMB : US$ exchange rate	6.8353	7.1618

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Research and Development

Research and development costs are expensed as incurred.  For the quarter ended March 31, 2009 and 2008, research and development expenses totaled $32,812 and $36,533, respectively.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s current components of comprehensive income consist of foreign currency translation adjustments:

	March 31,
	2009	2008
Net loss	$(189,379)	$(288,514)
Foreign currency translation gain（ loss）	(887)	87,116
Comprehensive loss	$(190,266))	$(201,398)

Loss per Share

SFAS No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”).  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share calculation gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method.  Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants. As of March 31, 2009, common stock equivalents were composed of options convertible into 2,297,000 shares of the Company's common stock and warrants convertible into 8,864,943 shares of the Company's common stock.

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

For the quarter ended March 31, 2009, four customers accounted for 100% of total sales (38%, 28%, 22% and 21% respectively).  At March 31, 2009, five customers accounted for 100% of total accounts receivable (35%, 24%, 19%, 11%, and 11%, respectively).   At December 31, 2008, three customers accounted for 100% of accounts receivable (40%, 31%, and 29%, respectively).  There were no sales at March 31, 2008.

Recent Accounting Pronouncements

In December 2007, Financial Accounting Standards Board (FASB) Statement 141R, “Business Combinations (revised 2007)” (SFAS 141R”) was issued.  SFAS 141R replaces SFAS 141 “Business Combinations”.  SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although SFAS 141R may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

In April 2008 the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FST 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although FSP 142-3 may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

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

Purchase Price
Cash consideration	$881,058

Purchase price allocation
Current assets, including cash of $487,118	$1,387,117
Property and equipment	165,299
Goodwill	229,248
Current liabilities	(410,085)
Net assets	1,371,579
Historical cost of 49% minority interest	(490,521)
Net purchase price	$881,058

Allocation of the purchase price may change based on final valuation analysis.  In preparing the valuation, the Company consulted with independent valuation experts.  Goodwill represents the excess of the purchase price of XHBD over the fair value of the identifiable assets acquired and liabilities assumed.   The Company accounts for minority interest using a historical basis.

The following unaudited pro forma operating data shown below presents the results of operations for the three months ended March 31 2008, as if the acquisition of XHBD had occurred on the last day of the immediately preceding fiscal period. Accordingly, transaction costs related to the acquisition are not included in the loss from operations shown below. The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on the respective dates, or of future results of operations.

For the three months Ended March 31,
2008
(Unaudited)
Net sales	$47,633
Net Income (loss)	$(265,387)

Net Income (loss) per share-basic and diluted	(0.01)

Weighted average shares outstanding-basic and diluted	34,357,676

In addition, China Diamond, an entity controlled by Mr. Trevor Roy, a director of the Company, purchased 14 percent of XHBD on April 30, 2008.

NOTE 5 - INVENTORIES

Inventories consist of the following at:

	March 31, 2009	December 31, 2008
	( unaudited)
Raw materials	$73,276	40,929
Finished goods	417,098	450,418

Total inventories	$490,374	491,347

NOTE 6 - SHAREHOLDER'S EQUITY

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

The preferred stock earns dividends at 12% annually, in common shares of the Company valued at $1.00 per share, payable semiannually in arrears. The preferred stock dividend is cumulative and non-participating.  During the three months ended March 31, 2009 and 2008, the Company recorded $55,500 and $90,000 of preferred stock dividends payable.  The preferred stock has liquidation preference of $0.75 per share and no voting rights. The preferred shares contain standard anti-dilution protection.

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

Common Stock

In the first quarter of 2009, the Company sold 12,800 shares of common stock to 123 investors at $1.375 per share for a total consideration of $17,600.

In 2008, the Company sold 5,841,609 shares of common stock and warrants to purchase 5,814,943 shares of common stock to seven individuals at $0.725 to $0.75 per unit, for total consideration of $4,245,000.  Four of these individuals, who purchased a total of 5,488,276 shares of common stock and warrants to purchase 5,488,276 shares of common stock for a total of $3,980,000, are members of our Board of Directors.  As of March 31, 2009, $3,056,435 of the total consideration had been received, and the balance of $1,188,565 is included in subscription receivable, including $978,565 subscription receivable from directors.

The fair value of the warrants acquired by the directors was $1,903,587, which was determined using the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; a risk-free interest rate of 2.4%; an expected life of 3 to 5 years; and an estimated volatility of 56 percent based on recent history of the stock price in the industry. The total of $1,903,587 was charged to compensation expense on the date the warrants were acquired.  In addition, $339,655 of stock compensation was recognized for two of the directors for the difference between the fair value of the units they purchased based on the closing price of the Company’s common stock and the purchase price of the units on the dates of the transactions.

NOTE 7 - STOCK OPTION AND WARRANTS

At March 31, 2009, stock options outstanding were as follows:

	Options Granted	Weighted Average Exercise Price

Outstanding at January 1, 2009	2,297,000	$0.42
Granted	—	—
Exercised	-
Withdrawn	-

Exercisable at March 31, 2009	2,297,000	$0.42

 The following table summarizes information about stock options outstanding as of March 31, 2009:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.001 to $0.55	2,297,000	$0.42	6.33	2,297,000	$0.42
	2,297,000			2,297,000

Information relating to stock options at March 31, 2009 summarized by exercise price is as follows:

Outstanding			Exercisable
Exercise price per Share	Number of shares	Remaining Life (years)	Exercise price	Number of Shares	Weighted average exercise price
$0.001	400,000	6.58	$0.001	400,000	$0.0001
$0.001	20,000	3.00	$0.001	20,000	$0.0001
$0.5	1,277,000	6.50	$0.50	1,277,000	$0.50
$0.55	600,000	6.50	$0.55	600,000	$0.55
$0.001 to $0.55	2,297,000	6.33	$0.42	2,297,000	$0.42

The aggregate intrinsic value of 2,297,000 options outstanding and exercisable as of March 31, 2009 was $528,310. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company’s common shares for the options that were in-the-money as of March 31, 2009. At March 31, 2009, all options shares were vested, and there is no unamortized cost to be recognized in future periods.

At March 31, 2009, warrants outstanding were as follows:

	Number of Shares under Warrants	Weighted Average Exercise Price

Warrants outstanding at January 1, 2009	8,864,943	0.95
Warrants granted	-
Warrants expired	-

Warrants outstanding at March 31, 2009	8,864,943	$.0.95

The following table summarizes information about warrants outstanding at March 31, 2009:

Warrants Outstanding and Exercisable

Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price

50,000	$1.20	November 20, 2009	$1.20
3,000,000	$1.00	January 20, 2010	$1.00
183,334	$0.75	June 4, 2011	$0.75
183,333	$1.20	June 4, 2013	$1.20
1,724,138	$0.725	July 2, 2012	$0.725
1,724,138	$1.10	July 2, 2013	$1.10
1,000,000	$0.725	July 9, 2012	$0.725
1,000,000	$1.10	July 9, 2013	$1.10
8,864,943	$0.75-$1.20		$0.95

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Construction in Progress

In May 2003, the Company acquired a land use right for approximately 28 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of our vaccine candidates. The general plans for development include the construction of a laboratory facility (“Phase One”) and construction of an administrative office building (“Phase Two”). At March 31, 2009, the Phase One construction and internal clean room are awaiting the inspections and approval from the government, which is expected to be finished by the second quarter or early third quarter of 2009, and is recorded as construction in progress. At March 31, 2009, $133,830 was due to the contractors of Phase One for the completed construction and internal clean room decoration and this obligation is recorded as due to contractors.

The Company estimates the cost of laboratory equipment for Phase One to be fully operational will be approximately $400,000. As of March 31, 2009, the Company had signed agreements with several parties for the purchase of the laboratory equipment. The Company estimates the purchase and installation of the laboratory equipment will be completed by the second quarter or early third quarter of 2009. At March 31, 2009, Phase Two was still in the design stage. The Company estimates the total project costs for Phase Two will be approximately $1,200,000. The Company estimates that construction may begin on Phase Two in 2011 or later, but currently has no plans for Phase Two construction.

Lease Commitment

As of March 31, 2009, we had future minimum lease payments of $19,858 and $19,004 due in 2009 and 2010, respectively, related to the operating lease for our office in Oak Brook, IL.

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, we have obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of March 31, 2009, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

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

To date we have funded our operations from funds we raised in private offerings. In the first quarter of 2009, the Company sold 12,800 shares of common stock to a hundred twenty-three investors at $1.375 per share for a total consideration of $17,600.
During 2008, we sold common stock and investment unit composed of common stock and warrants to investors in several private placements in which we raised $4,245,000 in total. During the next twelve months, we will need to raise capital through an offering of our securities or from loans to continue research and development of our various vaccine product candidates in China as well as conducting the potential acquisition activities in China. We estimate that our capital requirements for the next twelve months will be as follow:

o approximately $1.0 million for preparatory work and Phase I clinical study of HIV-PV Vaccine I;

o approximately $1.0 million for working capital and general corporate needs; and

o approximately $0.7 million for pre-clinical trials on colon cancer vaccine and HPV vaccine.

We expect that the therapeutic vaccine can be brought to market in three years and the preventive vaccine can be brought to market in five to seven years, if we are successful in raising funds to complete development of the vaccines. As of March 31 of 2009, our cash and cash equivalents and trading securities position was $1,715,957. Although we raised $ 4.245 million in 2008 in private placements, we will still need to raise additional funds through the public or private sales of our securities, loans, or a combination of the foregoing to meet our planned operations. We cannot guarantee that financing will be available to us, on acceptable terms or at all. We also may borrow from local banks in China given that our land use right and laboratory facility could be used as collateral for borrowing. If we fail to obtain other financing in the next 12 months, either through an offering of our securities or by obtaining additional loans, we may be unable to develop our planned projects as scheduled and may be forced to scale back.

Distribution of Xinhua surgical instruments

We signed an exclusive agency agreement with Xinhua Surgical Instruments Co. Ltd. to distribute its operational instruments in the United States at the end of 2005. We are currently seeking collaboration with local distributors and developing markets for Xinhua instruments. We built up a B2C website devoted to selling Xinhua surgical instruments in 2008. Also, we initiated some marketing campaigns, such as buying Google keywords. As a result of our efforts, our first quarter surgical instrument sale posted a 713% increase compared with the same period in 2008.

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

Results of Operations

Three-month period ended March 31, 2009 and March 31, 2008

During the three-month period quarter ended March 31, 2009, we had revenues of $264, 129. The cost of revenue was $162, 529, which was 62% of the total revenue.  On July 31, 2008, the Company finished the acquisition of Huhhot Xinheng Baide Biotechnology Co. Ltd., (“XHBD”).

During the three-month period ended March 31, 2008, we had revenues of $2,285. The cost of revenue was $891, which was 39% of the total revenue. The increase of the revenue was mainly due to sales of bovine serum, which was $245,550. Also, the sale of surgical instruments was increased to $18,579 during the three-month period ended March 31, 2009.

The decrease of the gross margin was due to the gross margin of bovine serum was lower, which was 48% during the three-month period ended March 31, 2009, compared with 64% for sale of surgical instruments.

For the quarter ended March 31, 2009, research and development expenses were $32,812, as compared to $36,533 for the quarter ended March 31, 2008. The decrease of $3,721 is due to the decrease of the pre-clinical trial development of our vaccine candidates.

For the quarter ended March 31, 2009, general and administrative expenses were $208,332 as compared to $206,561 for the quarter ended March 31, 2008. General and administrative expenses for these two periods were almost the same.

For the quarter ended March 31, 2009, selling and distribution expenses were $29,341 as compared to $12,329 for the quarter ended March 31, 2008. The increase of $17,012 is due primarily to increases in shipping and selling expense and selling and distribution of XHBD.

For the quarter ended March 31, 2009, interest expense was $274 as compared to interest income of $26 for the quarter ended March 31, 2008. The decrease of $500 is due primarily to a decrease in cash balance and borrowing cost.

However, none of these revenues pertain to our core planned principal operations of developing vaccine candidates. Therefore, we believe a separate analysis of these revenues is not as helpful as an analysis of our liquidity and capital resources.

Net loss for the quarter ended March 31, 2009 was $189,379 as compared to $288,514 for the quarter ended March 31, 2008. This decrease of $99,135 in net loss is attributable primarily to the decrease of unrealized loss on trading securities and the increase of sales.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalent balances, which were $1,603,952 at March 31, 2009. Also, we had marketable securities valued at $112,005 as of March 31, 2009. These marketable securities were classified as trading securities.

Net cash used in operating activities was $546,977 for the three months ended March 31, 2009 and $109,247 for the three months ended March 31, 2008. The increase was due primarily to an increase in prepaid expenses and other assets and also an increase in accounts receivable.

Net cash provided by (used in) investing activities was ($ 187,567) for the three months ended March 31, 2009 and $284,411for the three months ended March 31, 2008. This change was due to the sale of our trading securities during the three months ended March 31, 2008 and also the purchase of fixed assets for the three months ended March 31, 2009.

Net cash provided by financing activities was $852,493 for the three months ended March 31, 2009 compared to $28,494 for the three months ended March 31, 2008. This increase was mainly due to proceeds from the issuance of commons stock during the first quarter of 2009.

To date, our operations have been funded through issuances of our common stock and preferred stock whereby we raised an aggregate $8,383,488 from inception through March 31, 2009.

In the first quarter of 2009, the Company sold 12,800 shares of common stock to a hundred twenty-three investors at $1.375 per share for a total consideration of $17,600.

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

Based on our current operating plan, we believe that we have sufficient cash and cash equivalents to last approximately through June 2010. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond June 2010. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

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

Revenue recognition

The Company recognizes revenue from the sales of products when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.  Generally, these criteria are met at the time the product is shipped to customers when title and risk of loss have transferred.

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

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  We regularly evaluate our long-lived assets for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.  Impairment, if any, is measured using discounted cash flows. In the period ended March 31, 2009, we performed an evaluation of our long-lived assets and concluded there was no impairment.

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

SFAS 157 requires the use of observable market data if such data is available without undue cost and effort

At March 31, 2009, the Company’s financial assets and liabilities that were measured at fair value include its investment in trading securities which have a cost of $259,270, a gross unrealized loss of $147,265 and a fair value of $112,005. The Company estimates the fair value of its trading securities based on unadjusted quoted prices in active markets of identical assets. In accordance with SFAS No. 157, this is a Level 1 valuation.

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for a noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of SFAS No. 160 did not have any material impact on the Company’s financial condition and results of operations. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in the Company’s condensed consolidated financial statements. The presentation and disclosure requirements were retrospectively applied to the condensed consolidated financial statements.  As such, all prior periods presented have been conformed to current years presentation.  The noncontrolling (minority) interest relates to third party shareholders of XHBD, who own 49% of XHBD as of March 31, 2009.

In December 2007, Financial Accounting Standards Board (FASB) Statement 141R, “Business Combinations (revised 2007)” (SFAS 141R”) was issued.  SFAS 141R replaces SFAS 141 “Business Combinations”.  SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although SFAS 141R may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

In April 2008 the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FST 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although FSP 142-3 may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Commitments

Construction in Progress

In May 2003, the Company acquired a land use right for approximately 28 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of our vaccine candidates. The general plans for development include the construction of a laboratory facility (“Phase One”) and construction of an administrative office building (“Phase Two”). At March 31, 2009, the Phase One construction and internal clean room are awaiting the inspections and approval from the government, which is expected to be finished by the second quarter or early third quarter of 2009, and is recorded as construction in progress. At March 31, 2009, $133,830 was due to the contractors of Phase One for the completed construction and internal clean room decoration and this obligation is recorded as due to contractors.

The Company estimates the cost of laboratory equipment for Phase One to be fully operational will be approximately $400,000. As of March 31, 2009, the Company had signed agreements with several parties for the purchase of the laboratory equipment. The Company estimates the purchase and installation of the laboratory equipment will be completed by the second quarter or early third quarter of 2009. At March 31, 2009, Phase Two was still in the design stage. The Company estimates the total project costs for Phase Two will be approximately $1,200,000. The Company estimates that construction may begin on Phase Two in 2011 or later, but currently has no plans for Phase Two construction.

Lease Commitment

As of March 31, 2009, we had remaining outstanding commitments with respect to its non-cancelable operating lease for our office in Oak Brook, IL, of which $19,858 and $19,004 is due in 2009 and 2010.

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, we have obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of March 31, 2009, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

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

Contractual Obligations

Payments due under contractual obligations at March 31, 2009 mature as follows:

	Payments due by period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years
Lease obligation	$39	$20	$19
Payable to contractors	134	134
R&D agreement obligation	5	5	—
Total	$178	$159	$19

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-K we filed with the SEC on March 31, 2009.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2009, the Company sold 12,800 shares of common stock to a hundred twenty-three investors at $1.375 per share for a total consideration of $17,600.

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

Bio-Bridge Science, Inc.

/s/ Dr. Liang Qiao	Dated: May 15, 2009
By: Dr. Liang Qiao
Chief Executive Officer

EXHIBIT INDEX

3.1(i)*	Certificate of incorporation of the registrant, as currently in effect

3.1(ii)*	Bylaws of the registrant, as currently in effect

3.1(iii)**	Certificate of Designation of Series A Preferred Stock

4.1**	Form of Common Stock Warrant Agreement dated January 2007

4.2**	Registration Rights Agreement dated January 2007

10.1**	Securities Purchase Agreement dated January 2007

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Previously filed with the Securities and Exchange Commission pursuant to Registration Statement No. 333-121786.

** Previously filed as an exhibit to the Registrant's Form 10-KSB for its year ended December 31, 2006.