Form 10-Q/A
period 2009-03-31
BIO BRIDGE SCIENCE INC
filed 2009-08-13
CIK 1309304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO.1
TO
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Form 10-Q (“Amendment”) is to amend our initial filing of a Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on May 15, 2009 (the “Initial Filing”).  Defined terms used in this Amendment but not defined herein have the meanings ascribed to them in the Initial Filing.

On August 11, 2009, we filed a Current Report on Form 8-K with the SEC disclosing that our management concluded that an accounting error had been made in the Company’s historical March 31, 2009 financial statements in relation to the adoption of provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”.  As a result, the Company’s financial statements for the quarter ended March 31, 2009 are being restated.  In light of the restatement, the financial statements and other financial information included in the Initial Filing are being restated in this Amendment.

Unless specified, the disclosures provided in this document have not been updated for more current information.  Therefore, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the date of the Initial Filing.  For updated disclosure regarding our business and financial condition, please read our periodic filings for the fiscal year ended December 31, 2008 and the quarterly period ended March 31, 2009.

Bio-Bridge Science, Inc.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2009
	(Unaudited) (As Restated)	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,603,952	$1,486,252
Accounts receivable, net of allowance of $12,000 at March 31, 2009 and December 31, 2008	435,843	340,633
Inventories	490,374	491,347
Trading securities, at fair value	112,005	115,634
Prepaid expenses and other current assets	202,668	38,364

Total Current Assets	2,844,842	2,472,230

Property, plant, and equipment, net	375,382	243,507
Construction in progress	2,718,511	2,676,938
Land use right, net	367,846	372,696
Goodwill	243,248	243,248

Total Long-term Assets	3,704,987	3,536,389

TOTAL ASSETS	$6,549,829	$6,008,619

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$245,670	$265,682
Accrued expenses and other payables	109,779	158,686
Payable to contractors	133,830	185,929
Due to related parties	10,748	32,189
Derivative liability	1,118,092	-
Total Current Liabilities	1,618,119	642,486

Commitments and contingencies

EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,000,000 shares issued and outstanding	4,000	4,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 35,111,009 and 34,931,009 shares issued and outstanding, respectively	35,111	34,931
Additional paid-in capital	11,660,297	12,912,545
Preferred stock dividend, payable in common shares	30,550	137,000
Subscription receivable	(1,206,335)	(2,062,670)
Stock to be issued, 5,831,076 and 5,818,276 shares, respectively	4,576,656	4,559,056
Accumulated other comprehensive gain	259,005	259,892
Accumulated deficit	(10,984,558)61)	(11,000,931)
Total Shareholders’ Equity	4,374,726	4,843,823
Noncontrolling interests	556,984	522,310
Total equity	4,931,710	5,366,133

TOTAL LIABILITIES AND EQUITY	$6,549,829	$6,008,619

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2009 (as Restated)	Three Months Ended March 31, 2008

Revenue	$264,129	$2,285
Cost of good sold	(162,259)	(891)
Gross profit	101,870	1,394

Research and development cost	(32,812)	(36,533)
Selling and distribution expenses	(29,341)	(12,329)
General and administrative expenses	(208,533)	(206,561)

Loss from operations	(168,816)	(254,029)

Interest (expense) income	(274)	26
Change in fair value of derivative liability	171,277
Unrealized loss on trading securities	(3,630)	(70,862)
Loss on sale of trading securities	-	(9,766)
Dividend income	4,308	46,117

Income (loss) before income taxes	2,865	(288,514)

Provision for income taxes	(20,967)	-

Loss after income taxes	(18,102)	(288,514)

Income attributable to noncontrolling interests	34,674	-

Loss attributable to controlling interest	(52,776)	(288,514)

Preferred stock dividends	(55,550)	(90,000)

Net loss attributable to common shareholders	$(108,326)	$(378,514)

Net loss per share, attributable to common shareholders, basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding, basic and diluted	34,973,009	34,357,676

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 (As Restated)

					Preferred Stock Dividend payable in	Additional	Accumulated Other	Common Stock			Non
	Common Stock		Preferred stock		Common	Paid-in	Comprehensive	To be	Subscription	Accumulated	controlling
	Shares	Amount	Shares	Amount	share	Capital	Gain	Issued	Receivable	Deficit	interest	Total

BALANCE JANUARY 1, 2009	34,931,009	$34,931	4,000,000	$4,000	$137,000	$12,912,545	$259,892	$4,559,056	$(2,062,670)	$(11,000,931)	$522,310	$5,366,133

Cumulative effect of change in accounting principle- January 1, 2009 reclass of conversion feature, warrants, and and options to derivative liability	-	-	-	-	-	(1,414,068)	-	-	-	124,699	-	(1,289,369)

Sale of 12,800 shares of common stock for cash, to be issued	-	-	-	-	-	-	-	17,600	(17,600)	-		-

Accrual of preferred stock dividend	-	-	-	-	55,550	-	-	-	-	(55,550)		-

Payment of preferred stock dividend	180,000	180	-	-	(162,000)	161,820	-	-	-	-		-

Proceeds from previously issued stock	-	-	-	-	-	-	-	-	873,935	-		873,935

Foreign currency translation gain	-	-	-	-	-	-	(887)	-	-	-		(887)

Net loss	-	-	-	-	-	-	-	-	-	(52,776)	34,674	(18,102)

BALANCE MARCH 31, 2009	35,111,009	$35,111	4,000,000	$4,000	$30,550	$11,660,297	$259,005	$4,576,656	$(1,206,335)	$(10,984,558)	$556,984	$4,931,710

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Three Months Ended March 31, 2009 (As Restated)	For Three Months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,102)	$(288,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,552	4,986
Amortization of land use right	4,779	4,560
Non cash stock compensation expense	-	42,761
Change of fair value of derivative liability	(171,277)
Unrealized loss on trading securities	3,630	70,862
Loss on sale of trading securities	-	9,766
Change in operating assets and liabilities:
Accounts receivable	(95,210)	-
Inventories	973	-
Prepaid expense and other assets	(164,304)	5,342
Accounts payable	(20,012)	-
Payable to contractors	(52,099)	5,046
Accrued expenses and other payables	(48,907)	35,944
Net Cash Used In Operating Activities	(546,977)	(109,247)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in construction in progress	(42,085)	(15,602)
Purchase of fixed assets	(145,482)	-
Proceeds from sale of trading securities	-	300,013
Net Cash (Used In) Provided By Investing Activities	(187,567)	284,411

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	873,935	-
Advances from director	(21,442)	28,494
Net Cash Provided By Financing Activities	852,493	28,494

NET INCREASE IN CASH AND CASH EQUIVALENTS	117,949	203,658

Effect of exchange rate changes on cash	(249)	(4,190)
Cash and cash equivalents, beginning of period	1,486,252	104,372

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,603,952	$303,840

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$-	$-
Income taxes Paid	$33,166	$-

SUPPLEMENTAL NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES
Cumulative effect of change in accounting principle, January 1,2009 for reclassification of conversion feature and warrants to derivative liability	$1,289,369	$-
Accrual of preferred stock dividend payable in common stock	$55,500	$55,500
Payment of preferred stock dividend in shares of common stock	$162,000	$180,000

See accompanying notes to the condensed consolidated financial statements

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
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

The condensed consolidated balance sheet information as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2009. These interim financial statements should be read in conjunction with that report.

NOTE 2 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Bio-Bridge Science, Inc. ("the Company") was incorporated in the State of Delaware on October 26, 2004.

On December 1, 2004, the Company acquired all of the outstanding shares of Bio-Bridge Science Corporation ("BBSC"), a Cayman Islands corporation, in exchange for 29,971,590 shares of its common stock, and as a result, BBSC became a wholly owned subsidiary of the Company. The acquisition was accounted for as a reverse merger (recapitalization) with BBSC deemed to be the accounting acquirer, and the Company the legal acquirer. Accordingly, the historical financial information presented in the condensed consolidated financial statements is that of BBSC.

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

On July 31, 2008, the Company acquired 51 percent of the outstanding capital interest of Huhhot Xinheng Baide Biotechnology Co., Ltd. (“XHBD”, see Note 5).  XHBD was incorporated on May 17, 2006 under the laws of the PRC as a limited company, which is similar to a limited liability company.  XHBD is located in the city of Huhhot in Inner Mongolia of the PRC. The primary operations of the XHBD are the manufacture and distribution of bovine serum products, which is used in research, the production of pharmaceuticals, and production of veterinary medicines.  The results of XHBD are included in the accompanying condensed consolidated financial statements from August 1, 2008.

Going Concern

Since its inception, the Company has been primarily engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses of   $10,984,558 from February 11, 2002 (Inception) through March 31, 2009.  We incurred net losses of $18,102 and $3,538,899 for the three months ended March 31, 2009 and year ended December 31, 2008, respectively.   As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2008 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

 Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Bio-Bridge Science Inc. and our wholly owned subsidiaries, Bio-Bridge Science Corp., Bio-Bridge Science (Beijing) Corp, Bio-Bridge Science Holding Co. and Bio Bridge Science (HK), Co. and our 51% owned subsidiary Huhhot Xinheng Baide Biotechnology Co. Ltd (“XHBD”). Intercompany accounts and transactions have been eliminated in consolidation.

Change in accounting principle

Effective January 1, 2009, the Company adopted Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5).  As a result of adopting EITF 07-5, certain options and warrants and the beneficial conversion feature of the Company’s convertible preferred stock previously treated as equity are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollars, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, these instruments are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these instruments will be recognized currently in earnings until such time as the options, warrants, or beneficial conversion feature are exercised or expire (see Notes 4 and 7).

Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for a noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of SFAS No. 160 did not have any material impact on the Company’s financial condition and results of operations. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in the Company’s condensed consolidated financial statements. The presentation and disclosure requirements were retrospectively applied to the condensed consolidated financial statements.  As such, all prior periods presented have been conformed to current year’s presentation.  The noncontrolling (minority) interest relates to third party shareholders of XHBD, who own 49% of XHBD as of March 31, 2009.

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

Goodwill

Goodwill is related to the Company's acquisition of Huhhot Xinheng Baide Biotechnology Co., Ltd on July 31, 2008 (see Note 5).  Goodwill and other intangible assets are accounted for in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill is not amortized. Rather, goodwill is assessed for impairment at least annually.  The Company tests goodwill by using a two-step process.  In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  Based on management’s assessment, there were no indicators of impairment of recorded goodwill at March 31, 2009.

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

SFAS 157 requires the use of observable market data if such data is available without undue cost and effort

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2009 (unaudited):

	Level 1	Level 2	Level 3	Total
Investment in trading securities	$112,005	$-	$-	$112,005
Fair value of options and warrants	-	-	481,836	481,836
Fair value of embedded conversion feature	-	-	636,256	636,256

	$112,005	$-	$1,118,092	$1,230,097

Foreign Currency Translation

The accompanying condensed consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). Capital accounts of the condensed consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the quarter.

	As of and for the three months ended March 31, 2009	As of and for the three months ended March 31, 2008

Period end RMB : US$ exchange rate	6.8359	7.0190

Average period RMB : US$ exchange rate	6.8353	7.1618

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

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s current components of comprehensive income consist of foreign currency translation adjustments:

	Three months ended March 31,
	2009	2008
Net loss	$(18,102)	$(288,514)
Foreign currency translation gain（ loss）	(887)	87,116
Comprehensive loss	$(18,989)	$(201,398)

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

For the quarter ended March 31, 2009, four customers accounted for 100% of total sales (38%, 28%, 22% and 12% respectively).  At March 31, 2009, five customers accounted for 100% of total accounts receivable (35%, 24%, 19%, 11%, and 11%, respectively).   At December 31, 2008, three customers accounted for 100% of accounts receivable (40%, 31%, and 29%, respectively).  There were no sales at March 31, 2008.

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

NOTE 4 – RESTATEMENT OF FINANCIAL STATEMENTS

On August 4, 2009, the management of the Company concluded, with the concurrence of the Company’s Board of Directors, that an accounting error had been made in the Company’s historical March 31, 2009 consolidated financial statements in relation to the adoption of the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” and the recording of certain options and warrants and the beneficial conversion feature of the Company’s convertible preferred stock previously treated as equity.  The strike price of options and warrants issued by the Company, and the embedded conversion feature in the Company’s preferred stock are denominated in US dollars, a currency other than the Company’s functional currency, RMB.  As a result, the options and warrants and embedded conversion feature are not considered indexed to the Company’s own stock.  In accordance with EITF 07-05, the fair value of certain of the Company’s options and warrants, and the embedded conversion feature of the Company’s convertible preferred stock, have been re-characterized as derivative liabilities effective January 1, 2009.  SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.  As a result, the Company’s consolidated financial statements for the three months ended March 31, 2009 are being restated.

The effects of the restatement on the Company’s condensed consolidated financial statements for the three months ended March 31, 2009 are shown below (unaudited):

	March 31, 2009
Account	(As Initially Reported)	(Adjustment)		(As Restated) (Unaudited)
Current Assets
Cash	$1,603,952	$-		$1,603,952
Accounts receivable	435,843	-		435,843
Inventories	490,374	-		490,374
Trading securities, at fair value	112,005	-		112,005
Prepaid expenses and other current assets	202,668	-		202,668
Total current assets	2,844,842	-		2,844,842
Property, plant, and equipment - net	375,382	-		375,382
Construction in progress	2,718,511	-		2,718,511
Land use right, net	367,846	-		367,846
Goodwill	243,248	-		243,248
Total Assets	$6,549,829	$-		$6,549,829
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$245,670	$-		$245,670
Accrued expenses and other payables	109,779	-		109,779
Payable to contractors	133,830	-		133,830
Derivative liability	-	1,118,092	(1),(2)	1,118,092
Due to related parties	10,748	-		10,748
Total current liabilities	500,027	1,118,092		1,618,119
Equity
Preferred stock	4,000	-		4,000
Common stock	35,111	-		35,111
Additional paid-in capital	13,074,365	(1,414,068	) (1)	11,660,297
Preferred stock dividend payable	30,550	-		30,550
Subscription receivable	(1,206,335)	-		(1,206,335)
Stock to be issued	4,576,656	-		4,576,656
Accumulated other comprehensive gain	259,005	-		259,005
Accumulated deficit	(11,280,534)	295,976	(1),(2)	(10,984,558)
Total Bio-Bridge Science Inc. shareholders' equity	5,492,818	(1,118,092)		4,374,726
Noncontrolling interests	556,984	-		556,984
Total equity	6,049,802	(1,118,092)		4,931,710
Total liabilities and equity	$6,549,829	$--		$6,549,829

	Three months ended March 31, 2009
Account	(As Initially Reported)	(Adjustment)		(As Restated) (Unaudited)
Revenue	$264,129	$—		$264,129
Cost of goods sold	(162,259)	—		(162,259)
Gross profit	101,870	—		101,870

Research and development cost	(32,812)	—		(32,812)
Selling and distribution expenses	(29,341)	—		(29,341)
General and administrative expenses	(208,533)	—		(208,533)
Loss from operations	(168,816)	—		(168,816)

Interest expense	(274)	—		(274)
Change in fair value of derivative liability		171,277	(2)	171,277
Unrealized loss on trading securities	(3,630)	—		(3,630)
Dividend income	4,308	—		4,308
Provision for Income taxes	(20,967)	—		(20,967)
Loss after income taxes	(189,379)	171,277		(18,102)
Income attributable to noncontrolling interest	34,674	-		34,674
Loss attributable to controlling interest	(224,053)	171,277		(52,776)
Preferred stock dividends	(55,550)	—		(55,550)
Net loss attributable to common shareholders	$(279,603)	$171,277		$(108,326)
Net loss per share attributable to common shareholder, basic and diluted	$(0.01)	0.01		$(0.00)
Weighted average shares outstanding, basic and diluted	34,973,009			34,973,009

	Three Months Ended March 31, 2009
	(As Initially Reported)	(Adjustment)		(As Restated) (Unaudited)
Cash flow from operating activities:
Net loss	$(189,379)	$171,277		$(18,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,552	—		13,552
Amortization of land use right	4,779	—		4,779
Change in fair value of derivative liability	—	(171,277)	(2)	(171,277)
Unrealized loss on trading securities	3,630	—		3,630
Changes in operating assets and liabilities
Accounts receivable	(95,210)	—		(95,210)
Inventories	973	—		973
Prepaid expense and other assets	(164,304)	—		(164,304)
Accounts payable	(20,012)	—		(20,012)
Payable to contractors	(52,099)	—		(52,099)
Accrued expense and other payables	(48,907)	—		(48,907)
Net cash used in operating activities	(546,977)	—		(546,977)
Cash flows from investing activities:
Increase in construction in progress	(42,085)	—		(42,085)
Purchase of fixed assets	(145,482)	—		(145,482)
Net cash used in investing activities	(187,567)	—		(187,567)
Cash flows from financing activities:
Proceeds from issuance of common stock	873,935	—		873,935
Advances from director	(21,442)	—		(21,442)
Net cash provided by financing activities	852,493	—		852,493
Net increase in cash and cash equivalents	117,949	—		117,949
Effect of exchange rates on cash	(249)	—		(249)
Cash and cash equivalents, beginning of period	1,486,252	—		1,486,252
Cash and cash equivalents, end of period	$1,603,952	$—		$1,603,952

Description of adjustments:

(1)
To record $1,289,369 increase to derivative liability, $124,699 increase to accumulated deficit for previously recognized stock compensation, and $1,414,068 decrease to additional paid in capital upon adoption of EITF 07-5

(2)	To record $171,277 decrease in derivative liability for the three months ended March 31, 2009.

 NOTE 5 - ACQUISITION OF HUHHOT XINHENG BAIDE BIOTECHNOLOGY CO., LTD. (“XHBD”)

On July 31, 2008, the Company acquired 51 percent of the outstanding capital interest of Huhhot Xinheng Baide Biotechnology Co., Ltd. (“XHBD”).  XHBD is located in the city of Huhhot in Inner Mongolia of the PRC and is organized under the laws of the PRC.  XHBD manufactures and distributes bovine serum products, which is used in research, the production of pharmaceuticals, and production of veterinary medicines.  The Company purchased 51 percent of the outstanding capital interest of XHBD in exchange for cash of $881,058 (RMB 6,000,000).  The acquisition has been accounted for as a purchase in accordance with SFAS No. 141  Business Combinations . As such, the results of XHBD's operations have been included in the consolidated financial statements since August 1, 2008. The components of the purchase price and the allocation of the purchase price are as follows:

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

For the three months Ended March 31,
2008
(Unaudited)
Net sales	$47,633
Net loss	$(265,387)

Net loss per share-basic and diluted	$(0.01)

Weighted average shares outstanding-basic and diluted	34,357,676

In addition, China Diamond, an entity controlled by Mr. Trevor Roy, a director of the Company, purchased 14 percent of XHBD on April 30, 2008.

NOTE 6 - INVENTORIES

Inventories consist of the following at:

	March 31, 2009	December 31, 2008
	( unaudited)
Raw materials	$73,276	$40,929
Finished goods	417,098	450,418

Total inventories	$490,374	$491,347

NOTE 7 - DERIVATIVE LIABILITY

In June 2008, the FASB finalized Emerging Issues Task Force (“EITF”) 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” Under EITF 07-05, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The strike price of options and warrants issued by the Company, and the conversion feature in the Company’s preferred stock are denominated in US dollars, a currency other than the Company’s functional currency, RMB.  As a result, the options and warrants and conversion feature are not considered indexed to the Company’s own stock.  In accordance with EITF 07-05, the fair value of certain of the Company’s options and warrants, and the conversion feature of the Company’s convertible preferred stock, have been re-characterized as derivative liabilities effective January 1, 2009.  SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At January 1, 2009, the Company had 2,297,000 options and 8,864,943 warrants outstanding with a strike price denominated in US dollars, a currency other than the Company’s functional currency, RMB.  The Company determined that 2,177,000 of the options and 5,488,276 of the warrants were issued pursuant to SFAS 123R and therefore were not subject to the liability accounting required by EITF 07-5.

The derivative liabilities were valued using the Black-Scholes-Merton valuation technique with the following assumptions:

	March 31, 2009	December 31, 2008	At dates of issuance in 2007 and 2008

Risk-free interest rate	1.67%	1.55%	2.% to 3.4%
Expected volatility	81.4%	80.3%	50% to 56%
Expected life (in years)	1 to 3 years	1 to 3 years	2 to 5 years
Expected dividend yield	0.00%	0.00%	0.00%

Fair Value:
Options and warrants	$481,836	$558,193	$124,699
Embedded conversion feature	636,256	731,176	1,293,320
	$1,118,092	$1,289,369	$1,418,019

The risk-free interest rate is based on the yield available on U.S. Treasury securities.  The Company estimates volatility based on the historical volatility of its common stock.  The expected life of the options and warrants and embedded conversion feature are based on the expiration date of the related options and warrants and convertible preferred stock.  The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

EITF 07-05 was implemented in the first quarter of 2009 and is reported as a cumulative change in accounting principles.  The cumulative effect on the accounting for the conversion feature of the notes and the warrants at December 31, 2008 is as follows:

Derivative Instrument:	Additional Paid-in Capital	Retained Earnings	Derivative Liability
Options and warrants	$682,892	$(124,699)	$558,193
Embedded conversion feature	731,176	-	731,176
	$1,414,068	$(124,699)	$1,289,369

The warrants were originally recorded at their relative fair value as an increase in additional paid-in capital.  The change in the accumulated deficit includes gains resulting from decreases in the fair value of the derivative liabilities through December 31, 2008.  The derivative liability amounts reflect the fair value of each derivative instrument as of the January 1, 2009，date of implementation.

On March 31, 2009, the Company measured the fair value of the warrants, options, and conversion feature as of March 31, 2009 as $1,118,092 and recorded a gain in change in the fair value of derivatives of $171,277. At March 31, 2008, no derivative instruments were recorded.

NOTE 8 - SHAREHOLDER'S EQUITY

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

The preferred stock earns dividends at 12% annually, in common shares of the Company valued at $1.00 per share, payable semiannually in arrears. The preferred stock dividend is cumulative and non-participating.  During the three months ended March 31, 2009 and 2008, the Company recorded $55,550 and $90,000 of preferred stock dividends payable.  The preferred stock has liquidation preference of $0.75 per share and no voting rights. The preferred shares contain standard anti-dilution protection.

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

NOTE 9 - STOCK OPTION AND WARRANTS

At March 31, 2009, stock options outstanding were as follows:

	Options Granted	Weighted Average Exercise Price

Outstanding at January 1, 2009	2,297,000	$0.42
Granted	—	—
Exercised	-
Withdrawn	-

Exercisable at March 31, 2009	2,297,000	$0.42

 The following table summarizes information about stock options outstanding as of March 31, 2009:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.001 to $0.55	2,297,000	$0.42	6.33	2,297,000	$0.42
	2,297,000			2,297,000

Information relating to stock options at March 31, 2009 summarized by exercise price is as follows:

Outstanding			Exercisable
Exercise price per Share	Number of shares	Remaining Life (years)	Exercise price	Number of Shares	Weighted average exercise price
$0.001	400,000	6.58	$0.001	400,000	$0.0001
$0.001	20,000	3.00	$0.001	20,000	$0.0001
$0.5	1,277,000	6.50	$0.50	1,277,000	$0.50
$0.55	600,000	6.50	$0.55	600,000	$0.55
$0.001 to $0.55	2,297,000	6.33	$0.42	2,297,000	$0.42

At March 31, 2009, warrants outstanding were as follows:

	Number of Shares under Warrants	Weighted Average Exercise Price

Warrants outstanding at January 1, 2009	8,864,943	0.95
Warrants granted	-
Warrants expired	-

Warrants outstanding at March 31, 2009	8,864,943	$0.95

The following table summarizes information about warrants outstanding at March 31, 2009:

Warrants Outstanding and Exercisable

Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price

50,000	$1.20	November 20, 2009	$1.20
3,000,000	$1.00	January 20, 2010	$1.00
183,334	$0.75	June 4, 2011	$0.75
183,333	$1.20	June 4, 2013	$1.20
1,724,138	$0.725	July 2, 2012	$0.725
1,724,138	$1.10	July 2, 2013	$1.10
1,000,000	$0.725	July 9, 2012	$0.725
1,000,000	$1.10	July 9, 2013	$1.10
8,864,943	$0.75-$1.20		$0.95

The aggregate intrinsic value of 2,297,000 options and 8,864,943 warrants outstanding and exercisable as of March 31, 2009 was $528,310. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company’s common shares for the options that were in-the-money as of March 31, 2009. At March 31, 2009, all options shares and warrant shares were vested, and there is no unamortized cost to be recognized in future periods.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Results of Operations

Three-month period ended March 31, 2009 and March 31, 2008

During the three-month period ended March 31, 2009, we had revenues of $264, 129. The cost of revenue was $162, 529, which was 62% of the total revenue.  On July 31, 2008, the Company finished the acquisition of Huhhot Xinheng Baide Biotechnology Co. Ltd., (“XHBD”).

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

For the quarter ended March 31, 2009, general and administrative expenses were $208,533 as compared to $206,561 for the quarter ended March 31, 2008. General and administrative expenses for these two periods were almost the same.

For the quarter ended March 31, 2009, selling and distribution expenses were $29,341 as compared to $12,329 for the quarter ended March 31, 2008. The increase of $17,012 is due primarily to increases in shipping and selling expense and selling and distribution of XHBD.

For the quarter ended March 31, 2009, interest expense was $274 as compared to interest income of $26 for the quarter ended March 31, 2008. The decrease of $300 is due primarily to a decrease in cash balance and borrowing cost.

However, none of these revenues pertain to our core planned principal operations of developing vaccine candidates. Therefore, we believe a separate analysis of these revenues is not as helpful as an analysis of our liquidity and capital resources.

Net loss for the quarter ended March 31, 2009 was $18,102 as compared to $288,514 for the quarter ended March 31, 2008. This decrease of $270,412 in net loss is attributable primarily to the decrease of unrealized loss on trading securities, the increase of sales and change in fair value of derivative liability.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Accounting for equity-linked financial instruments denominated in currency other than functional currency

On January 1, 2009, the Company adopted Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5).  As a result of adopting EITF 07-5, certain options and warrants and the beneficial conversion feature of the Company’s convertible preferred stock previously treated as equity are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollars, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, these instruments are not considered indexed to the Company’s own stock, and as such, changes in the fair value of these instruments will be recognized currently in earnings until such time as the options, warrants, or beneficial conversion feature are exercised or expire.

Accounting for noncontrolling interest

Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for a noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of SFAS No. 160 did not have any material impact on the Company’s financial condition and results of operations. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in the Company’s condensed consolidated financial statements. The presentation and disclosure requirements were retrospectively applied to the condensed consolidated financial statements.  As such, all prior periods presented have been conformed to current year’s presentation.  The noncontrolling (minority) interest relates to third party shareholders of XHBD, who own 49% of XHBD as of March 31, 2009.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the applicable period at the reasonable assurance level due to the material weaknesses described below.

Management concluded that an accounting error had been made in the Company’s historical March 31, 2009 consolidated financial statements in relation to the adoption of provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”.  As a result, the Company’s consilidated financial statements for the quarter ended March 31, 2009 were restated.

Management evaluated the impact of this restatement on our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted in the incorrect recording of the adoption of provisions of EITF 07-5 represented a material weakness.

During the second quarter of 2009, there has been an ongoing focus on the remediation activities to address the material weaknesses in disclosure and financial reporting controls. The remedial actions undertaken include more hiring of capable accounting personnel and periodical review of our accounting treatments in accordance with the US GAAP and related accounting pronouncements. As a result of these efforts, the management concluded that the material weakness has been eliminated.

The Principal Executive Officer and the Principal Financial Officer anticipate that the remedial actions and resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act).

Changes in Internal Controls over Financial Reporting

Other than the remediation activities noted above, there were no changes to the Company’s controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Bio-Bridge Science, Inc.

/s/ Dr. Liang Qiao	Dated: August 13, 2009
By: Dr. Liang Qiao
Chief Executive Officer

EXHIBIT INDEX

3.1(i)*	Certificate of incorporation of the registrant, as currently in effect

3.1(ii)*	Bylaws of the registrant, as currently in effect

3.1(iii)**	Certificate of Designation of Series A Preferred Stock

4.1**	Form of Common Stock Warrant Agreement dated January 2007

4.2**	Registration Rights Agreement dated January 2007

10.1**	Securities Purchase Agreement dated January 2007

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Previously filed with the Securities and Exchange Commission pursuant to Registration Statement No. 333-121786.

** Previously filed as an exhibit to the Registrant's Form 10-KSB for its year ended December 31, 2006.