Form 10-Q
period 2009-06-30
BIO BRIDGE SCIENCE INC
filed 2009-08-14
CIK 1309304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: June 30, 2009

or

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

Common Stock Outstanding as of June 30, 2009: 35,201,009 shares

Bio-Bridge Science, Inc.
Index to Form 10-Q

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	December 31,
	(Unaudited)	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,468,322	$1,486,252
Accounts receivable, net	442,467	340,633
Inventories	490,135	491,347
Trading securities, at fair value	134,820	115,634
Prepaid expenses and other current assets	53,866	38,364

Total Current Assets	2,589,610	2,472,230

Property, plant, and equipment, net	560,928	243,507
Construction in progress	2,700,328	2,676,938
Land use right, net	363,280	372,696
Goodwill	243,248	243,248

Total Long-term Assets	3,867,784	3,536,389

TOTAL ASSETS	$6,457,394	$6,008,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$255,346	$265,682
Accrued expenses and other payables	67,839	158,686
Payable to contractors	114,002	185,929
Due to related parties	12,311	32,189
Derivative liability	62,951	-
Total Current Liabilities	512,449	642,486

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,000,000 shares issued and outstanding	4,000	4,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 35,201,009 and 34,931,009 shares issued and outstanding, respectively	35,201	34,931
Additional paid-in capital	11,719,607	12,912,545
Preferred stock dividend, payable in common shares	120,550	137,000
Subscription receivable	(934,900)	(2,062,670)
Stock to be issued, 5,741,076 and 5,818,276 shares, respectively	4,517,256	4,559,056
Accumulated other comprehensive gain	261,763	259,892
Accumulated deficit	(10,327,548)	(11,000,931)
Total shareholders’ equity	5,395,929	4,843,823
Noncontrolling interests	549,016	522,310
Total equity	5,944,945	5,366,133

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,457,394	$6,008,619

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Revenue	$174,895	$5,142	$439,024	$7,427
Cost of goods sold	(121,469)	(1,957)	(283,728)	(2,848)
Gross profit	53,426	3,185	155,296	4,579

Research and development costs	(46,840)	(20,467)	(79,652)	(56,873)
Selling and distribution expenses	(61,621)	(21,281)	(90,962)	(33,610)
General and administrative expenses	(290,872)	(243,031)	(499,405)	(448,875)

Loss from operations	(345,907)	(281,594)	(514,723)	(534,779)

Interest (expense) income	(23)	(1,521)	(297)	(1,671)

Change of fair value of derivative liability	1,055,141	-	1,226,418	-
Unrealized gain (loss) on trading securities	22,816	(519)	19,186	(71,381)
Gain(loss) on sale of trading securities	-	64,916	-	55,150
Dividend income	3,799	13,533	8,107	59,650

Income (loss) before income taxes and noncontrolling interest	735,826	(205,185)	738,691	(493,031)

Provision (benefit) for income taxes	(3,216)	-	17,751	-

Net income (loss)	739,042	(205,185)	720,940	(493,031)

(Income) loss attributable to noncontrolling interest	7,968	-	(26,706)	-

Income (loss) attributable to controlling interest	747,010	(205,185)	694,234	(493,031)

Preferred stock dividends	(90,000)	(90,000)	(145,550)	(180,000)

Net income (loss) attributable to common shareholders	$657,010	$(295,185)	$548,684	$(673,031)

Net income(loss) per share, attributable to common shareholders, basic	0.02	（0.02）	0.02	（0.02）
Net income(loss) per share, attributable to common shareholders, diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding, basic	35,124,855	34,516,907	35,073,219	34,249,109
Weighted average shares outstanding, diluted	39,725,066	34,516,907	42,004,564	34,249,109

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30. 2009

	Common Stock		Preferred stock
	Shares	Amount	Shares	Amount	Preferred Stock Dividend payable in common share	Additional Paid-in Capital	Accumulated Other Comprehensive Gain	Common Stock To be Issued	Subscriptions Receivable	Accumulated Deficit	Non Controlling interest	Total

Balance , January 1, 2009	34,931,009	$34,931	4,000,000	$4,000	$137,000	$12,912,545	$259,892	$4,559,056	$(2,062,670)	$(11,000,931)	$522,310	$5,366,133

Cumulative effect of change in accounting principle January 1,2009 for reclassification of conversion feature and warrants to derivative liability						(1,414,068)				124,699		(1,289,369))

Sale of 12,800 shares of common stock for cash to be issued			-	-	-		-	17,600	(12,115)	-		5,485

Accrual of preferred stock dividend					145,550					(145,550)		-

Payment of preferred stock dividend through issuance of common shares	180,000	180			(162,000)	161,820						-

Shares issued for stock awards previously granted	90,000	90	-	-	-	59,310	-	(59,400)		-		-

Proceeds from previously issued stock									1,139,885			1,139,885

Foreign currency translation gain							1,871					1,871

Net income										694,234	26,706	720,940

Balance June 30, 2009	35,201,009	$35,201	4,000,000	$4,000	$120,550	$11,719,607	$261,763	$4,517,256	$(934,900)	$(10,327,548)	$549,016	$5,944,945

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$720,940	$(493,031)
Adjustments to reconcile net income (loss) to net cash used in operating activities:		-
Depreciation	41,801	10,133
Amortization of land use right	9,415	9,222
Non cash stock compensation expense	-	96,573
Unrealized loss(gain) on trading securities	(19,186)	71,381
Change in fair value of derivative liability	(1,226,418)
Gain on sale of trading securities	-	(55,150)
Change in operating assets and liabilities:
Accounts receivable	(101,834)
Inventories	1,211	-
Prepaid expense and other assets	(15,500)	(14,849)
Accounts payable	10,562
Payable to contractors	(71,927)
Accrued expenses and other payables	(90,846)	38,058
Net cash used in operating activities	(741,782)	(337,663)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in construction in progress	(44,288)	(220,900)
Purchase of fixed assets	(359,223)	(593)
Proceeds from sale of trading securities	-	1,300,010
Net cash (used in) provided by investing activities	(403,511)	1,078,517

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,145,370	29,985
Advances from director	(19,878)	61,233
Net cash provided by financing activities	1,125,492	91,218

NET INCREASE IN CASH AND CASH EQUIVALENTS	(19,801)	832,072

Effect of exchange rate changes on cash	1,871	(4,424)
Cash and cash equivalents, beginning of period	1,486,252	104,372

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,468,322	$932,020

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$-	$-
Income taxes Paid	$46,897	$-

SUPPLEMENTAL NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES
Accrual of preferred stock dividend	$145,550	$180,000
Cumulative effect of change in accounting principle, January 1,2009 for reclassification of conversion feature and warrants to derivative liability	$1,289,369	$-

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2009

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

The condensed consolidated balance sheet information as of June 30, 2009 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2009. These interim financial statements should be read in conjunction with that report.

NOTE 2 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Bio-Bridge Science, Inc. ("the Company") was incorporated in the State of Delaware on October 26, 2004.

On December 1, 2004, the Company acquired all of the outstanding shares of Bio-Bridge Science Corporation ("BBSC"), a Cayman Islands corporation, in exchange for 29,971,590 shares of its common stock, and as a result, BBSC became a wholly owned subsidiary of the Company. The acquisition was accounted for as a reverse merger (recapitalization) with BBSC deemed to be the accounting acquirer, and the Company the legal acquirer. Accordingly, the historical financial information presented in the condensed consolidated financial statements are that of BBSC.

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

Going Concern

The Company has incurred accumulated losses of $10,327,548 from February 11, 2002 (Inception) through June 30, 2009.  As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2008 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

Our operations have been funded through issuances of our common stock and preferred stock whereby we raised an aggregate $9,511,258 from February 11, 2002 (inception) through June 30, 2009.  During the first quarter of 2009, the Company sold 12,800 shares of its common stock to a 123 investors at $1.375 per share for a total consideration of $17,600.  During 2008, the Company sold 5,841,609 shares of its common stock to seven individuals for a total of $4,244,999.  Four of these individuals, who purchased a total of 5,488,276 shares of common stock for a total of $3,980,000, are members of our Board of Directors.  Some of the sales agreements also included warrants to purchase common stock.

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

Change in accounting principle

Effective January 1, 2009, the Company adopted Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5).  As a result of adopting EITF 07-5, certain options and warrants and the  conversion feature of the Company’s convertible preferred stock previously treated as equity are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollars, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, these instruments are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these instruments will be recognized currently in earnings until such time as the options, warrants, or beneficial conversion feature are exercised or expire (see Note 6).

Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for a noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of SFAS No. 160 did not have any material impact on the Company’s financial condition and results of operations. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in the Company’s condensed consolidated financial statements. The presentation and disclosure requirements were retrospectively applied to the condensed consolidated financial statements.  As such, all prior periods presented have been conformed to current year’s presentation.  The noncontrolling (minority) interest relates to third party shareholders of XHBD, who own 49% of XHBD as of June 30, 2009.

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

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We regularly evaluate our long-lived assets for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.  Impairment, if any, is measured using discounted cash flows.

Goodwill

Goodwill is related to the Company's acquisition of Huhhot Xinheng Baide Biotechnology Co., Ltd on July 31, 2008 (see Note 4).  Goodwill and other intangible assets are accounted for in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill is not amortized. Rather, goodwill is assessed for impairment at least annually.  The Company tests goodwill by using a two-step process.  In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

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

SFAS 157 requires the use of observable market data if such data is available without undue cost and effort

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30,2009 (unaudited):

	Level 1	Level 2	Level 3	Total
Investment in trading securities	$134,820	$-	$-	$134,820
Fair value of options and warrants			52,279	52,279
Fair value of conversion feature	-	-	10,672	10,672
	$134,820	$-	$62,951	$197,771

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the period.

	As of and for the six months ended June 30, 2009	As of and for the six months ended June 30, 2008

Period end RMB : US$ exchange rate	6.8319	6.8591

Average period RMB : US$ exchange rate	6.8339	7.0819

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Research and Development

Research and development costs are expensed as incurred.  For the three and six months ended June 30, 2009 and 2008, research and development expenses totaled $46,825 and $20,467, and $79,652 and $56,873, respectively.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s current components of comprehensive income consist of foreign currency translation adjustments:

	Six months ended June 30,		Three months ended June 30,
Net income (loss)	2009	2008	2009	2008
Foreign currency translation adjustment	$649,234	$(493,031)	$747,010	$(205,185)
Comprehensive income ( loss)	1,871	139,658	2,758	52,542
	$696,105	$(353,373)	$749,768	$(152,643)

Income (loss) per Share

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

As of June 30, 2009, common stock equivalents were composed of options convertible into 2,297,000 shares of the Company's common stock and warrants convertible into 8,864,943 shares of the Company's common stock.

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share.

	For the three months ended June 30,	For the six months ended June 30,
	2009	2009
	(Unaudited)	(Unaudited)
Numerator
Net Income (loss)	$657,010	$548,684

Denominator
Weighted average shares outstanding-basic	35,124,855	35,073,219
Effect of dilutive instruments:
Options	600,211	1,469,940
Warrants	-	1,461,405
Convertible preferred stock	4,000,000	4,000,000
Weighted average shares outstanding-basic and diluted	39,725,066	42,004,564

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

For the three months ended June 30, 2009, five customers accounted for 95% of total sales (23%, 20%, 20%, 20% and 12%, respectively).  For the six months ended June 30, 2009, four customers accounted for 84% of total sales (26%, 25%, 20%, and 13%, respectively).  At June 30, 2009, three customers accounted for 76% of total accounts receivable (33%, 31%, and 12%, respectively).  For the three and six months ended June 30, 2008 and as of June 30, 2008, there were no customers with over 10% of sales or accounts receivable.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FST 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although FSP 142-3 may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

On June 29, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which authorized the Codification as the sole source for authoritative U.S. GAAP.   SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.

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

Purchase Price
Cash consideration	$881,058

Purchase price allocation
Fair value of tangible assets acquired, including cash of $487,118	$1,114,828
Goodwill	243,248
Net assets	1,358,076
Historical cost of 49% minority interest	(477,018)
Net purchase price	$881,058

Allocation of the purchase price may change based on final valuation analysis.  In preparing the valuation, the Company consulted with independent valuation experts.  Goodwill represents the excess of the purchase price of XHBD over the fair value of the identifiable assets acquired and liabilities assumed.   The Company accounts for minority interest using a historical basis.

The following unaudited pro forma operating data shown below presents the results of operations for the three months ended June 30, 2008, as if the acquisition of XHBD had occurred on the last day of the immediately preceding fiscal period. Accordingly, transaction costs related to the acquisition are not included in the loss from operations shown below. The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on the respective dates, or of future results of operations.

	For the three months Ended June 30,	For the six months Ended June 30,
	2008	2008
	(Unaudited)	(Unaudited)
Net sales	$58,387	242,021
Net Income (loss)	$(263,338)	(704,648)

Net Income (loss) per share-basic and diluted	(0.008)	(0.02)

Weighted average shares outstanding-basic and diluted	34,516,907	34,429,109

In addition, China Diamond, an entity controlled by Mr. Trevor Roy, a director of the Company, purchased 14 percent of XHBD on April 30, 2008.

NOTE 5 - INVENTORIES

Inventories consist of the following at:

	June 30, 2009	December 31, 2008
	( unaudited)
Raw materials	$97,153	40,929
Finished goods	392,982	450,418

Total inventories	$490,135	491,347

NOTE 6 - DERIVATIVE LIABILITY

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

At January 1, 2009, the Company had 2,297,000 options and 8,894,943 warrants outstanding with a strike price denominated in US dollars, a currency other than the Company’s functional currency, RMB.  The Company determined that 2,177,000 of the options and 5,488,276 of the warrants were issued pursuant to SFAS 123R and therefore were not subject to the liability accounting required by EITF 07-5.

The derivative liabilities were valued using the Black-Scholes-Merton valuation technique with the following assumptions:

	June 30 2009	December 31, 2008	At dates of issuance in 2007 and 2008

Risk-free interest rate	2.56%	1.55%	2.% to 3.4%
Expected volatility	81.0%	80.3%	50% to 56%
Expected life (in years)	1 to 3 years	1 to 3 years	2 to 5 years
Expected dividend yield	0.00%	0.00%	0.00%

Fair Value:
Options and warrants	$52,279	$558,193	$124,699
conversion feature	10,672	731,176	1,293,320
	$62,951	$1,289,369	$1,418,019

The risk-free interest rate is based on the yield available on U.S. Treasury securities.  The Company estimates volatility based on the historical volatility if its common stock.  The expected life of the options and warrants and  conversion feature are based on the expiration date of the related options and warrants and convertible preferred stock.  The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

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

On June 30, 2009, the Company measured the fair value of the options, warrants, and conversion feature as of June 30, 2009 as $62,951, and recorded a gain in change in the fair value of derivatives of $1,055,941 and $1,226,418, for the three and six months ended June 30, 2009, respectively.

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

On January 30, 2007, the Company entered into a Securities Purchase Agreement with three investors, whereby the Company agreed to sell 4,000,000 shares of Series A Convertible Preferred Stock and warrants to purchase 3,000,000 shares of common stock at $1.00 per share. On February 12, 2007, the preferred stock and warrants were issued for $0.75 per unit, or $3,000,000 in aggregate.

The preferred stock earns dividends at 12% annually, in common shares of the Company valued at $1.00 per share, payable semiannually in arrears. The preferred stock dividend is cumulative and non-participating.  During the six months ended June 31, 2009 and 2008, the Company recorded $145,550 and $90,000 of preferred stock dividends payable.  The preferred stock has liquidation preference of $0.75 per share and no voting rights. The preferred shares contain standard anti-dilution protection.

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

NOTE 8 - STOCK OPTION AND WARRANTS

At June 30, 2009, stock options outstanding were as follows:

	Options Granted	Weighted Average Exercise Price

Outstanding at January 1, 2009	2,297,000	$0.42
Granted	—	—
Exercised	-
Withdrawn	-

Exercisable at June 30, 2009	2,297,000	$0.42

 The following table summarizes information about stock options outstanding as of June 30, 2009:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.001 to $0.55	2,297,000	$0.42	5.82	2,297,000	$0.42
	2,297,000			2,297,000

Information relating to stock options at June 30, 2009 summarized by exercise price is as follows:

Outstanding			Exercisable
Exercise price per Share	Number of shares	Remaining Life (years)	Exercise price	Number of Shares	Weighted average exercise price
$0.001	400,000	6.33	$0.001	400,000	$0.0001
$0.001	20,000	2.75	$0.001	20,000	$0.0001
$0.5	1,277,000	6.25	$0.50	1,277,000	$0.50
$0.55	600,000	6.25	$0.55	600,000	$0.55
$0.001 to $0.55	2,297,000	6.08	$0.42	2,297,000	$0.42

At June 30, 2009, warrants outstanding were as follows:

	Number of Shares under Warrants	Weighted Average Exercise Price

Warrants outstanding at January 1, 2009	8,864,943	0.95
Warrants granted	-
Warrants expired	-

Warrants outstanding at June 30, 2009	8,864,943	$0.95

The following table summarizes information about warrants outstanding at June 30, 2009:

Warrants Outstanding and Exercisable

Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price

50,000	$1.20	November 20, 2009	$1.20
3,000,000	$1.00	January 20, 2010	$1.00
183,334	$0.75	June 4, 2011	$0.75
183,333	$1.20	June 4, 2013	$1.20
1,724,138	$0.725	July 2, 2012	$0.725
1,724,138	$1.10	July 2, 2013	$1.10
1,000,000	$0.725	July 9, 2012	$0.725
1,000,000	$1.10	July 9, 2013	$1.10
8,864,943	$0.75-$1.20		$0.95

The aggregate intrinsic value of 2,297,000 options and 8,864,943 warrants outstanding and exercisable as of June 30, 2009 was $1,639,756. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company’s common shares for the options that were in-the-money as of June 30, 2009. At June 30, 2009, all options shares and warrant shares were vested, and there is no unamortized cost to be recognized in future periods.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Construction in Progress

In May 2003, the Company acquired a land use right for approximately 28 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of our vaccine candidates. The general plans for development include the construction of a laboratory facility (“Phase One”) and construction of an administrative office building (“Phase Two”). At June 30, 2009, the Phase One construction and internal clean room are awaiting the inspections and approval from the government, which is expected to be finished by the third quarter of 2009, and is recorded as construction in progress. At June 30, 2009, $114,002 was due to the contractors of Phase One for the completed construction and internal clean room decoration and this obligation is recorded as due to contractors.

The Company estimates the cost of laboratory equipment for Phase One to be fully operational will be approximately $400,000. As of June 30, 2009, the Company had signed agreements with several parties for the purchase of the laboratory equipment. The purchase and installation of the laboratory equipment is estimated to be completed by the third quarter of 2009. At June 30, 2009, Phase Two was still in the design stage. The Company estimates the total project costs for Phase Two will be approximately $1,200,000.   The Company estimates that construction may begin on Phase Two in 2011 or later, but currently has no plans for Phase Two construction.

Lease Commitment

As of June 30, 2009, we had future minimum lease payments of $10,850 and $19,004 due in 2009 and 2010, respectively, related to the operating lease for our office in Oak Brook, IL.

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, we have obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of June 30, 2009, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

Joint Venture

On June 9, 2009 Bio-Bridge Science (HK) Co., Ltd., a wholly-owned subsidiary of Bio-Bridge Science, Inc. entered into an equity joint venture contract with JR Scientific Inc., a California based manufacturer of classical and custom cell culture medium and sera products (“JRS”) and several other investors, to form a new cell culture medium joint venture in Beijing, China.  The registered capital of the joint venture will be RMB 10,000,000 (approximately US$ 1,464,000). We will invest RMB 5,100,000 (approximately US$732,000) in cash in the joint venture for 51% of the equity and JRS will contribute certain technology for 15% of the equity.  The balance of the equity will be purchased by other investors.  The joint venture agreement requires prior written Chinese governmental approval. The joint venture is expected to be formed in September 2009.

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

We also plan to conduct the pre-clinical trials for colon cancer vaccine and HPV vaccine. We estimate that we will complete the pre-clinical trial of colon cancer vaccine by mid 2010 and that of HPV vaccine by late 2010. We expect to enter clinical trials of colon cancer vaccine in the first half of 2011. As we discussed previously, clinical trial for therapeutic vaccine is expected to last three years. All the technology to make HIV vaccine and colon cancer vaccine is based on the technology co-developed by our CEO, Dr. Liang Qiao. Because we use the same technology to develop our potential vaccine products, we expect to use the same GMP facility in Beijing, China, to produce the HIV vaccine and colon cancer vaccine for pre-clinical and clinical trials.

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

We expect that the therapeutic vaccine can be brought to market in three years and the preventive vaccine can be brought to market in five to seven years, if we are successful in raising funds to complete development of the vaccines. As of June 30 of 2009, our cash and cash equivalents and trading securities position was $1,468,322. Although we raised $ 4.245 million in 2008 in private placements, we will still need to raise additional funds through the public or private sales of our securities, loans, or a combination of the foregoing to meet our planned operations. We cannot guarantee that financing will be available to us, on acceptable terms or at all. We also may borrow from local banks in China given that our land use right and laboratory facility could be used as collateral for borrowing. If we fail to obtain other financing in the next 12 months, either through an offering of our securities or by obtaining additional loans, we may be unable to develop our planned projects as scheduled and may be forced to scale back.

Distribution of Xinhua surgical instruments

We signed an exclusive agency agreement with Xinhua Surgical Instruments Co. Ltd. to distribute its operational instruments in the United States at the end of 2005. We are currently seeking collaboration with local distributors and developing markets for Xinhua instruments. We built up a B2C website devoted to selling Xinhua surgical instruments in 2008. Also, we initiated some marketing campaigns, such as buying Google keywords. As a result of our efforts, our surgical instrument sale has shown dramatic sales growth.

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

A new Joint Venture

On June 9, 2009 Bio-Bridge Science (HK) Co., Ltd., a wholly-owned subsidiary of Bio-Bridge Science, Inc. entered into an equity joint venture contract with JR Scientific Inc., a California based manufacturer of classical and custom cell culture medium and sera products (“JRS”) and several other investors, to form a new cell culture medium joint venture in Beijing, China.  The registered capital of the joint venture will be RMB 10,000,000 (approximately US$ 1,464,000). We will invest RMB 5,100,000 (approximately US$732,000) in cash in the joint venture for 51% of the equity and JRS will contribute certain technology for 15% of the equity.  The balance of the equity will be purchased by investors.  The joint venture agreement requires prior written Chinese governmental approval. The joint venture is expected to be formed in September 2009.

Results of Operations

Three-month period ended June 30, 2009 and June 30, 2008

During the three-month period quarter ended June 30, 2009, we had revenue of $174,895. The cost of revenue was $121,469, which was 69% of the total revenue.  On July 31, 2008, the Company finished the acquisition of Huhhot Xinheng Baide Biotechnology Co. Ltd., (“XHBD”).

During the three-month period ended June 30, 2008, we had revenues of $5,142. The cost of revenue was $1,957, which was 38% of the total revenue. The increase of the revenue was mainly due to sales of bovine serum, which was $158,367 during the three-month period ended June 30, 2009.  Also, the sale of surgical instruments was increased to $16,528 during the three-month period ended June 30, 2009.

The decrease of the gross margin was due to the gross margin of bovine serum was lower, which was 40% during the three-month period ended June 30, 2009, compared with 56% for sale of surgical instruments.

For the quarter ended June 30, 2009, research and development expenses were $46,840, as compared to $20,467 for the quarter ended June 30, 2008. The increase of $26,373 is due to the increase of the pre-clinical trial development of our vaccine candidates.

For the quarter ended June 30, 2009, general and administrative expenses were $290,872 as compared to $243,031 for the quarter ended June 30, 2008. The increase of $47,841 is related to XHBD.

For the quarter ended June 30, 2009, selling and distribution expenses were $61,621 as compared to $21,281 for the quarter ended June 30, 2008. The increase of $40,340 is due primarily to increases in shipping and selling expense and selling and distribution of XHBD.

For the quarter ended June 30, 2009, interest expense was $21 as compared to interest expense of $1,521 for the quarter ended June 30, 2008. The decrease of $1,500 is due primarily to an increase in cash balance and a decrease of financial cost.

However, none of these revenues pertain to our core planned principal operations of developing vaccine candidates. Therefore, we believe a separate analysis of these revenues is not as helpful as an analysis of our liquidity and capital resources.

Net income attributable to common shareholders for the quarter ended June 30, 2009 was $657,010 as compared to net loss of $295,185 for the quarter ended June 30, 2008.  This increase of $952,195 in income is attributable primarily to change of fair value of derivative liability, which was $1,055,141 in the second quarter of 2009.

Six-month period ended June 30, 2009 and June 30, 2008

During the six-month period ended June 30, 2009, we had revenue of $439,024. The cost of revenue was $283,728, which was 65% of the total revenue.  On July 31, 2008, the Company finished the acquisition of Huhhot Xinheng Baide Biotechnology Co. Ltd., (“XHBD”).

During the six-month period ended June 30, 2008, we had revenues of $7,427. The cost of revenue was $2,848, which was 38% of the total revenue. The increase of the revenue was mainly due to sales of bovine serum, which was $404,917 during the six-month period ended June 30, 2009. Also, the sale of surgical instruments was increased to $35,107 during the six-month period ended June 30, 2009. The decrease of the gross margin was due to the gross margin of bovine serum was lower, which was 45% during the six-month period ended June 30, 2009, compared with 61% for sale of surgical instruments.

For the six-month period ended June 30, 2009, research and development expenses were $79,652, as compared to $56,873 for the six-month period ended June 30, 2008. The increase of $22,779 is due to the increase of the pre-clinical trial development of our vaccine candidates.

For the six-month period ended June 30, 2009, general and administrative expenses were $499,405 as compared to $448,875 for the six-month period ended June 30, 2008. The increase of $50,530 is related to XHBD.

For the six-month period ended June 30, 2009, selling and distribution expenses were $90,962 as compared to $33,610 for the six-month period ended June 30, 2008. The increase of $57,352 is due primarily to increases in shipping and selling expense and selling and distribution of XHBD.

For the six-month period ended June 30, 2009, interest expense was $297 as compared to interest expense of $1,671 for the six-month period ended June 30, 2008. The decrease of $1,374 is due primarily to a decrease of financial cost.

Net income attributable to common shareholders for the six-month period ended June 30, 2009 was $694,234 as compared to net loss of $493,031 for the six months ended June 30, 2008. This increase of $1,187,265 in net income is attributable primarily to change of fair value of derivative liability, which was $1,226,418 for the six-months ended June 20, 2009.
.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalent balances, which were $1,468,322 at June 30, 2009 and $1,486,252 at June 30, 2008. Also, we had marketable securities valued at $134,820 as of June 30, 2009. These marketable securities were classified as trading securities.

Net cash used in operating activities was $741,782 for the six months ended June 30, 2009 and $337,663 for the six months ended June 30, 2008. The increase was due primarily to an increase in operation activities and our acquisition of XHBB at July 31, 2008.

Net cash provided by (used in) investing activities was ($ 403,511) for the six months ended June 30, 2009 and $1,078,517 for the six months ended June 30, 2008. This change was due to the sale of our trading securities during the six months ended June 30, 2008 and also the purchase of fixed assets for the six months ended June 30, 2009.

Net cash provided by financing activities was $1,125,492 for the six months ended June 30, 2009 compared to $91,218 for the six months ended June 30, 2008. This increase was mainly due to proceeds from the issuance of commons stock during the six months ended June 30, 2009.

To date, our operations have been funded through issuances of our common stock and preferred stock whereby we raised an aggregate $8,649,438 from inception through June 30, 2009.

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

 The Company has incurred accumulated losses of $10,327,548 from February 11, 2002 (Inception) through June 30, 2009.  As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2008 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

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

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  We regularly evaluate our long-lived assets for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.  Impairment, if any, is measured using discounted cash flows. In the period ended June 30, 2009, we performed an evaluation of our long-lived assets and concluded there was no impairment.

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

SFAS 157 requires the use of observable market data if such data is available without undue cost and effort

At June 30, 2009, the Company’s financial assets and liabilities that were measured at fair value include its investment in trading securities which have a cost of $259,270, a gross unrealized loss of $124,450 and a fair value of $134,820. The Company estimates the fair value of its trading securities based on unadjusted quoted prices in active markets of identical assets. In accordance with SFAS No. 157, this is a Level 1 valuation.

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

Accounting for noncontrolling interest

Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for a noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of SFAS No. 160 did not have any material impact on the Company’s financial condition and results of operations. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in the Company’s condensed consolidated financial statements. The presentation and disclosure requirements were retrospectively applied to the condensed consolidated financial statements.  As such, all prior periods presented have been conformed to current year’s presentation.  The noncontrolling (minority) interest relates to third party shareholders of XHBD, who own 49% of XHBD as of June 30, 2009.

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

On June 29, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which authorized the Codification as the sole source for authoritative U.S. GAAP.   SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Commitments

Construction in Progress

In May 2003, the Company acquired a land use right for approximately 28 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of our vaccine candidates. The general plans for development include the construction of a laboratory facility (“Phase One”) and construction of an administrative office building (“Phase Two”). At June 30, 2009, the Phase One construction and internal clean room are awaiting the inspections and approval from the government, which is expected to be finished by the second quarter or early third quarter of 2009, and is recorded as construction in progress. At June 30, 2009, $114,002 was due to the contractors of Phase One for the completed construction and internal clean room decoration and this obligation is recorded as due to contractors.

The Company estimates the cost of laboratory equipment for Phase One to be fully operational will be approximately $400,000. As of June 30, 2009, the Company had signed agreements with several parties for the purchase of the laboratory equipment. The purchase and installation of the laboratory equipment is estimated to be completed by the third quarter of 2009. At June 30, 2009, Phase Two was still in the design stage. The Company estimates the total project costs for Phase Two will be approximately $1,200,000.   The Company estimates that construction may begin on Phase Two in 2011 or later, but currently has no plans for Phase Two construction.

Lease Commitment

As of June 30, 2009, we had future minimum lease payments of $10,850 and $19,004 due in 2009 and 2010, respectively, related to the operating lease for our office in Oak Brook, IL.

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, we have obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of June 30, 2009, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

A new Joint Venture

On June 9, 2009 Bio-Bridge Science (HK) Co., Ltd., a wholly-owned subsidiary of Bio-Bridge Science, Inc. entered into an equity joint venture contract with JR Scientific Inc., a California based manufacturer of classical and custom cell culture medium and sera products (“JRS”) and several other investors, to form a new cell culture medium joint venture in Beijing, China.  The registered capital of the joint venture will be RMB 10,000,000 (approximately US$ 1,464,000). We will invest RMB 5,100,000 (approximately US$732,000) in cash in the joint venture for 51% of the equity and JRS will contribute certain technology for 15% of the equity.  The balance of the equity will be purchased by investors.  The joint venture agreement requires prior written Chinese governmental approval. The joint venture is expected to be formed in September 2009.

Contractual Obligations

Payments due under contractual obligations at June 30, 2009 mature as follows:

	Payments due by period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years
Lease obligation	$29	$10	$19
Payable to contractors	114	114
R&D agreement obligation	5	5	—
Total	$148	$129	$19

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company is a smaller reporting company and is not required to provide the information required by this.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2009 at the reasonable assurance level due to the material weaknesses described below.

Management concluded that an accounting error had been made in the Company’s historical March 31, 2009 financial statements in relation to the adoption of provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”.  As a result, the Company’s financial statements for the quarter ended March 31, 2009 were restated.

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

Changes in Internal Controls over Financial Reporting

Other than the remediation activities noted above, there were no changes to the Company’s controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Bio-Bridge Science, Inc.

/s/ Dr. Liang Qiao	Dated: August 14, 2009
By: Dr. Liang Qiao
Chief Executive Officer

EXHIBIT INDEX

3.1(i)*	Certificate of incorporation of the registrant, as currently in effect

3.1(ii)*	Bylaws of the registrant, as currently in effect

3.1(iii)**	Certificate of Designation of Series A Preferred Stock

4.1**	Form of Common Stock Warrant Agreement dated January 2007

4.2**	Registration Rights Agreement dated January 2007

10.1**	Securities Purchase Agreement dated January 2007

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Previously filed with the Securities and Exchange Commission pursuant to Registration Statement No. 333-121786.

** Previously filed as an exhibit to the Registrant's Form 10-KSB for its year ended December 31, 2006.