Form 10-Q
period 2009-09-30
BIO BRIDGE SCIENCE INC
filed 2009-11-16
CIK 1309304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: September 30, 2009

or

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

Common Stock Outstanding as of September 30, 2009: 35,371,009 shares

Bio-Bridge Science, Inc.
Index to Form 10-Q

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,828,389	$1,486,252
Accounts receivable, net	372,773	340,633
Inventories	589,799	491,347
Trading securities, at fair value	156,599	115,634
Prepaid expenses and other current assets	38,263	38,364

Total Current Assets	2,985,823	2,472,230

Property, plant, and equipment, net	532,563	243,507
Construction in progress	2,701,475	2,676,938
Land use right, net	358,652	372,696
Goodwill	243,248	243,248

Total Long-term Assets	3,835,938	3,536,389

TOTAL ASSETS	$6,821,761	$6,008,619

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$236,949	$265,682
Accrued expenses and other payables	70,367	158,686
Payable to contractors	44,641	185,929
Due to related parties	13,991	32,189
Derivative liabilities	1,021,098	-
Total Current Liabilities	1,387,046	642,486

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,000,000 shares issued and outstanding	4,000	4,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 35,371,009 and 34,931,009 shares issued and outstanding, respectively	35,371	34,931
Additional paid-in capital	12,079,300	12,912,545
Preferred stock dividend, payable in common shares	26,400	137,000
Subscription receivable	(210,325)	(2,062,670)
Stock to be issued, 5,741,076 and 5,818,276 shares, respectively	4,526,796	4,559,056
Accumulated other comprehensive gain	261,234	259,893
Accumulated deficit	(11,834,072)	(11,000,931)
Total Bio-Bridge Science, Inc. shareholder’s equity	4,888,704	4,843,824
Noncontrolling interest	546,011	522,310

Total equity	5,434,715	5,366,134

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,821,761	$6,008,619

See accompanying notes to the condensed consolidated financial statements

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenue	$142,901	$113,314	$582,925	$120,741
Cost of good sold	(92,052)	(89,348)	(376,780)	(92,196)
Gross profit	50,849	23,966	206,145	28,545

Research and development cost	(69,308)	(19,885)	(148,960)	(76,264)
Selling and distribution expenses	(57,619)	(22,499)	(148,581)	(56,109)
General and administrative expenses	(308,704)	(2,658,966)	(808,109)	(3,103,364)

Loss from operations	(384,782)	(2,677,384)	(899,505)	(3,207,192)

Interest expense	(340)	(798)	(637)	(2,443)

Change of fair value of derivative liability	(958,147)	-	268,271	-
Unrealized Gain(loss) on trading securities	21,779	(45,632)	40,965	(117,013)
Gain on sale of trading securities	-	-	-	55,150
Dividend income	3,612	4961	11,719	64,611

Loss before income taxes and noncontrolling interest	(1,317,878)	(2,718,853)	(579,187)	(3,206,887)

(Provision) benefit for income taxes	2,199	-	(15,552)	-

Net Loss	(1,315,679)	(2,718,853)	(594,739)	(3,206,887)

Net (income) loss attributable to noncontrolling interest	3,005	(2,834)	(23,701)	(2,834)

Net loss attributable to Bio-Bridge Science, Inc.	(1,312,674)	(2,721,687)	(618,440)	(3,209,721)

Preferred stock dividends	(94,650)	(90,000)	(339,400)	(270,000)

Loss attributable to common shareholders	$(1,407,324)	$(2,811,687)	$(957,840)	$(3,479,721)

Loss per share, attributable to common shareholders, basic and diluted	$(0.04)	$(0.07)	$(0.03)	$(0.09)

Weighted average shares outstanding, basic and diluted	35,199,705	40,429,285	35,116,833	37,100,185

See accompanying notes to the condensed consolidated financial statements

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
Unaudited condensed consolidated statements of changes in shareholders’ equity for the nine months ended September 30, 2009

	Common Stock		Preferred stock		Preferred stock dividend payable in	Additional	Accumulated Other	Common			Non
	Shares	Amount	Shares	Amount	common share	Paid-in Capital	Comprehensive Gain	Stock To be Issued	Subscriptions Receivable	Accumulated Deficit	controlling interest	Total

BALANCE January 1, 2009	34,931,009	$34,931	4,000,000	$4,000	$137,000	$12,912,545	$259,893	$4,559,056	$(2,062,670)	$(11,000,931)	$522,310	$5,366,134

Cumulative effect of change in accounting principle-January 1,2009 reclassification of conversion feature and warrants to derivative liability	-	-	-	-	-	(1,414,068)	-	-	-	124,699	-	(1,289,369)
Balance January 1, 2009, as adjusted	34,931,009	34,931	4,000,000	4,000	137,000	11,498,477	259,893	4,559,056	(2,062,670)	(10,876,232)	522,310	4,076,765
Sale of 12,800 shares of common stock for cash to be issued	-	-	-	-	-	-	-	17,600	(40)	-	-	17,560

Accrual of preferred stock dividend	-	-	-	-	339,400	-	-	-	-	(339,400)	-	-

Payment of preferred stock dividend through issuance of common shares	360,000	360	-	-	(450,000)	449,640	-	-	-	-	-	-

Fair value of stock options and stock warrants granted to employees	-	-	-	-	-	71,863	-	-	-	-	-	71,863

Fair value of shares granted to employees	-	-	-	-	-	-	-	9,540	-	-	-	9,540

Shares issued for stock awards previously granted	90,000	90	-	-	-	59,310	-	(59,400)	-	-	-	-

Cancellation of shares	(10,000)	(10)	-	-	-	10	-	-	-	-	-	-

Proceeds from previously issued stock	-	-	-	-	-	-	-	-	1,852,385	-		1,852,385

Foreign currency translation gain	-	-	-	-	-	-	1,341	-	-	-	-	1,341

Loss including noncontrolling interest	-	-	-	-	-	-	-	-	-	(618,440)	23,701	(594,739)

BALANCE September 30, 2009	35,371,009	$35,371	4,000,000	$4,000	$26,400	$12,079,300	$261,234	$4,526,796	$(210,325)	$(11,834,072)	$546,011	$5,434,715

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Nine Months Ended September 30, 2009	For Nine Months Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Bio-Bridge Science, Inc.	$(618,440)	$(3,209,721)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Depreciation	73,002	20,712
Amortization of land use right	14,044	13,874
Fair value of stock options and warrants granted to employees	71,863	2,458,112
Fair value of common stock issued to employees	9,540	-
Unrealized loss(gain) on trading securities	(40,965)	117,013
Change in fair value of derivative liability	(268,271)	-
Gain on sale of trading securities	-	(55,150)
Gain attributable to noncontrolling interest	23,701	2,834
Change in operating assets and liabilities:
Accounts receivable	(32,140)	(63,840)
Inventories	(98,452)	(43,699)
Prepaid expense and other assets	101	(10,809)
Accounts payable	(28,733)	53,572
Accrued expenses and other payables	(88,319)	(26,235)
Net Cash Used In Operating Activities	(983,069)	(743,337)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in construction in progress	(24,537)	(435,364)
Payable to contractors for construction in progress	(141,288)	-
Purchase of fixed assets	(362,058)	(2,323)
Proceeds from sale of trading securities	-	1,300,010
Purchase of business, net of cash acquired	-	(393,940)
Net Cash Provided By (Used In) Investing Activities	(527,883)	468,383

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,869,945	1,070,910
Advances from director	(18,198)	28,078
Net Cash Provided By Financing Activities	1,851,747	1,098,988

NET INCREASE IN CASH AND CASH EQUIVALENTS	340,795	824,034

Effect of exchange rate changes on cash	1,342	(18,735)
Cash and cash equivalents, beginning of period	1,486,252	104,372

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,828,389	$909,671

SUPPLEMENTAL CASH FLOW INFORMATION	-	-
Interest Paid	$-	$-
Income taxes Paid	$49,425	$-

SUPPLEMENTAL NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES
Accrual of preferred stock dividend	$339,400	$270,000
Payment of preferred stock dividend	450,000	360,000
Cumulative effect of change in accounting principle January 1, 2009 for reclassification of conversion feature and warrants to derivative liability	$1,289,369	$-

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009

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

The condensed consolidated balance sheet information as of September 30, 2009 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2009. These interim financial statements should be read in conjunction with that report.

NOTE 2 – ORGANIZATION AND PRINCIPAL ACTIVITIES

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

On July 31, 2008, the Company acquired 51 percent of the outstanding capital interest of Huhhot Xinheng Baide Biotechnology Co., Ltd. (“XHBD”, see Note 4).  XHBD was incorporated on May 17, 2006 under the laws of the PRC as a limited company, which is similar to a limited liability company.  XHBD is located in the city of Huhhot in Inner Mongolia of the PRC. The primary operations of the XHBD are the manufacture and distribution of bovine serum products, which is used in research, production of pharmaceuticals, and production of veterinary medicines.  The results of XHBD are included in the accompanying condensed consolidated financial statements from August 1, 2008. On July 1, 2009, XHBD received the approval to change its name to Bio-Bridge Xinheng Baide Biotechnology Co., Ltd. (Bio-Bridge XHBD)

On June 9, 2009, Bio-Bridge Science (HK) Co., Ltd., a wholly-owned subsidiary of Bio-Bridge Science, Inc. entered into an equity joint venture contract with JR Scientific Inc., a California based manufacturer of classical and custom cell culture medium and sera products and several other investors, to form a new cell culture medium joint venture in Beijing, China.  The registered capital of the joint venture will be RMB 10,000,000 (approximately US$ 1,464,000). The company will invest RMB 5,100,000 (approximately US$732,000) in cash in the joint venture for 51% of the equity and JRS will contribute certain technology for 15% of the equity.  The balance of the equity will be purchased by other investors.  On October 16, 2009, Bio-Bridge Science Inc. received a business license from the Beijing Administration for Industry and Commerce of the PRC indicating approval of the formation of Bio-Bridge JRS Biosciences (Beijing) Co., Ltd. (“Bio-Bridge JRS”). Bio-Bridge JRS was officially established at the end of October 2009.

Going Concern

The Company has incurred accumulated losses of $11,834,072 from February 11, 2002 (Inception) through September 30, 2009.  As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2008 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

Our operations have been funded through issuances of our common stock and preferred stock whereby we raised an aggregate $9,511,258 from February 11, 2002 (inception) through September 30, 2009.  During the first quarter of 2009, the Company sold 12,800 shares of its common stock to a 123 investors at $1.375 per share for a total consideration of $17,600.  During 2008, the Company sold 5,841,609 shares of its common stock to seven individuals for a total of $4,244,999.  Four of these individuals, who purchased a total of 5,488,276 shares of common stock for a total of $3,980,000, are members of our Board of Directors.  Some of the sales agreements also included warrants to purchase common stock.

Based on our current operating plan, we believe that we have sufficient cash and cash equivalents to last approximately through September 2010. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond September 2010. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

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

Change in accounting principle

On January 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (FASB) which affects the accounting for warrants and many convertible instruments.  As a result, certain options and warrants and the conversion feature of the Company’s convertible preferred stock previously treated as equity are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollars, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, these instruments are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these instruments will be recognized currently in earnings until such time as the options, warrants, or beneficial conversion feature are exercised or expire (see Note 6).

On January 1, 2009, the Company adopted authoritative guidance issued by the FASB on noncontrolling interests in consolidated financial statements.  This guidance establishes accounting and reporting standards for a noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of this did not have any material impact on the Company’s financial condition and results of operations. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in the Company’s condensed consolidated financial statements. The presentation and disclosure requirements were retrospectively applied to the condensed consolidated financial statements.  As such, all prior periods presented have been conformed to current year’s presentation.  The noncontrolling (minority) interest relates to third party shareholders of XHBD, who own 49% of XHBD as of September 30, 2009.

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

Goodwill

Goodwill is related to the Company's acquisition of Huhhot Xinheng Baide Biotechnology Co., Ltd on July 31, 2008 (see Note 4).   Goodwill is not amortized, rather, it is assessed for impairment at least annually.  The Company tests goodwill by using a two-step process.  In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.
Financial Assets and Liabilities Measured at Fair Value.

Effective January 1, 2008, fair value measurements are determined by the Company's adoption of authoritative guidance issued by the FASB, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of the authoritative guidance did not have a material impact on the Company's fair value measurements.  Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

        Level 1—Quoted prices in active markets for identical assets or liabilities.
        Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.
        Level 3—Unobservable inputs based on the Company's assumptions.

The Company is required to use of observable market data if such data is available without undue cost and effort

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2009 (unaudited):

	Level 1	Level 2	Level 3	Total
Investment in trading securities	$156,599	$-	$-	$156,599
Fair value of options and warrants			553,158	553,158
Fair value of conversion feature	-	-	467,940	467,940
	$156,599	$-	$1,021,098	$1,177,697

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

	As of and for the nine months ended September 30, 2009	As of and for the nine months ended September 30, 2008

Period end RMB : US$ exchange rate	6.8290	6.8183

Average period RMB : US$ exchange rate	6.8318	7.0615

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Research and Development

Research and development costs are expensed as incurred.  For the three and nine months ended September 30, 2009 and 2008, research and development expenses totaled $69,308 and $19,885, and $148,960 and $76,264, respectively.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s current components of comprehensive income consist of foreign currency translation adjustments:

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Net loss	$(618,440)	$(3,209,721)	$(1,312,674)	$(2,721,687)
Foreign currency translation adjustment	1,341	154,457	1,970	14,799
Comprehensive loss	$(617,099)	$(3,055,264)	$(1,310,704)	$(2,706,888)

Loss per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share calculation gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method.  Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants.  As of September 30, 2009, common stock equivalents were composed of options convertible into 3,380,000 shares of the Company's common stock and warrants convertible into 8,864,943 shares of the Company's common stock.   For the three and nine month periods ended September 30, 2009 and 2008, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options vest and expire according to terms established at the grant date.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured trade accounts receivable.

For the three months ended September 30, 2009, two customers accounted for 100% of total sales (81% and 19%, respectively).  For the nine months ended September 30, 2009, four customers accounted for 88% of total sales (39%, 20%, 19%, and 10%, respectively).  At September 30, 2009, three customers accounted for 83% of total accounts receivable (35%, 35%, and 13%, respectively).

For the three months ended September 30, 2008, two customers accounted for 87% of total sales (51% and 36%, respectively). For the nine months ended September 30, 2008, two customers accounted for 80% of total sales (47% and 33%, respectively).

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles (“GAAP") effective for interim and annual reporting periods ending after September 15, 2009.  The FASB accounting standards codification (“ASC, “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.   Beginning with the quarter ending September 30, 2009, all references made by the Company to GAAP in its condensed consolidated financial statements use the Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred.  We will apply this guidance to business combinations completed after July 1, 2009.  Adoption of the new guidance did not have a material impact on our financial statements

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB on accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On January 1, 2009, the Company adopted authoritative guidance issued by the FASB which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset.   Although this may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

In June 2009, the FASB made an update to consolidation of variable interest entities.  Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This update will be effective for fiscal years beginning after November 15, 2009. The Company does not currently believe that the adoption of this update will have any effect on its consolidated financial position and results of operations.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

 NOTE 4 - ACQUISITION OF HUHHOT XINHENG BAIDE BIOTECHNOLOGY CO., LTD. (“XHBD”)

On July 31, 2008, the Company acquired 51 percent of the outstanding capital interest of Huhhot Xinheng Baide Biotechnology Co., Ltd. (“XHBD”).  XHBD is located in the city of Huhhot in Inner Mongolia of the PRC and is organized under the laws of the PRC.  XHBD manufactures and distributes bovine serum products, which is used in research, the production of pharmaceuticals, and production of veterinary medicines.  The Company purchased 51 percent of the outstanding capital interest of XHBD in exchange for cash of $881,058 (RMB 6,000,000).  The acquisition was accounted for as a purchase.  As such, the results of XHBD's operations have been included in the consolidated financial statements since August 1, 2008. The components of the purchase price and the allocation of the purchase price are as follows:

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

The following unaudited pro forma operating data shown below presents the results of operations for the three and nine months ended September 30, 2008, as if the acquisition of XHBD had occurred on the last day of the immediately preceding fiscal period. Accordingly, transaction costs related to the acquisition are not included in the loss from operations shown below. The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on the respective dates, or of future results of operations.

	For the three months Ended September 30,	For the nine months Ended September 30,
	2008	2008
	(Unaudited)	(Unaudited)
Net sales	$113,314	242,021
Net Income (loss)	$(2,732,1498)	(3,256,486)

Net Income (loss) per share-basic and diluted	$(0.08)	$(0.09)

Weighted average shares outstanding-basic and diluted	34,587,676	34,362,375

In addition, China Diamond, an entity controlled by Mr. Trevor Roy, a director of the Company, purchased 14 percent of XHBD on April 30, 2008.  On July 1, 2009, XHBD received the approval to change its name to Bio-Bridge Xinheng Baide Biotechnology Co., Ltd. (Bio-Bridge XHBD)

NOTE 5 - INVENTORIES

Inventories consist of the following at:

	September 30, 2009	December 31, 2008
	( unaudited)
Raw materials	$192,241	40,929
Finished goods	397,558	450,418

Total inventories	$589,799	491,347

NOTE 6 - DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The strike price of options and warrants issued by the Company, and the conversion feature in the Company’s preferred stock are denominated in US dollars, a currency other than the Company’s functional currency, RMB.  As a result, the options and warrants and conversion feature are not considered indexed to the Company’s own stock.  The fair value of certain of the Company’s options and warrants, and the conversion feature of the Company’s convertible preferred stock, have been re-characterized as derivative liabilities effective January 1, 2009.  The FASB’s guidance requires the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At January 1, 2009, the Company had 2,297,000 options and 8,864,943 warrants outstanding with a strike price denominated in US dollars, a currency other than the Company’s functional currency, RMB.  The Company determined that 2,177,000 of the options and 5,488,276 of the warrants were issued pursuant to share-based payments and therefore were not subject to the liability accounting.

The derivative liabilities were valued using the Black-Scholes-Merton valuation technique with the following assumptions:

	September 30 2009	December 31, 2008	At dates of issuance in 2007 and 2008

Risk-free interest rate	2.32%	1.55%	2.% to 3.4%
Expected volatility	179.0%	80.3%	50% to 56%
Expected life (in years)	1 to 3 years	1 to 3 years	2 to 5 years
Expected dividend yield	0.00%	0.00%	0.00%

Fair Value:
Options and warrants	$553,159	$558,193	$124,699
Conversion feature	467,939	731,176	1,293,320
	$1,021,098	$1,289,369	$1,418,019

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

 Accounting for the derivatives was implemented in the first quarter of 2009 and is reported as a cumulative change in accounting principles.  The cumulative effect on the accounting for the conversion feature of the notes and the warrants at December 31, 2008 is as follows:

Derivative Instrument:	Additional Paid-in Capital	Retained Earnings	Derivative Liability
Options and warrants	$682,892	$(124,699)	$558,193
Conversion feature	731,176	-	731,176
	$1,414,068	$(124,699)	$1,289,369

The warrants were originally recorded at their relative fair value as an increase in additional paid-in capital.  The change in the accumulated deficit includes gains resulting from decreases in the fair value of the derivative liabilities through December 31, 2008.  The derivative liability amounts reflect the fair value of each derivative instrument as of the January 1, 2009, date of implementation.

The Company measured the fair value of the options, warrants, and conversion feature as of September 30, 2009 as $1,021,098.  For the three and nine months ended September 30, 2009, the Company recorded a gain (loss) on the change in the fair value of derivatives of $(958,147) and $268,271, respectively.

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

The preferred stock earns dividends at 12% annually, in common shares of the Company valued at $1.00 per share, payable semiannually in arrears. The preferred stock dividend is cumulative and non-participating.  During the nine months ended September 30, 2009 and 2008, the Company recorded $339,400 and $270,000 of preferred stock dividends payable.  The preferred stock has liquidation preference of $0.75 per share and no voting rights. The preferred shares contain standard anti-dilution protection.

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

On July 20, 2009, the Company issued 38,160 shares of common stock to two employees. The shares were valued at $9,540 based on the OTCBB closing bid price of the shares on the date the shares were granted and was recorded as compensation expense.

NOTE 8 - STOCK OPTION AND WARRANTS

Options

On July 20, 2009, the Company granted 1,083,000 options to purchase shares of common stock to employees, expiring 10 years from the date granted, and exercisable at $0.001 to $0.52 per share.  Options to purchase 3,000 shares of common stock are exercisable at $0.001 per share, options to purchase 840,000 shares of common stock are exercisable at $0.47 per share, and options to purchase 240,000 shares of common stock are exercisable at $0.52 per share.  283,000 of the options vested immediately and 800,000 of the options will vest ratably over 21 months.  The options were valued at $258,791, the fair value of the stock options on the date granted determined using a Black-Scholes pricing model. The Company recognized $71,863 of compensation expense from the date the options were granted through September 30, 2009 for the fair value of the vested options.  Amortization of the unvested options will be as follows: $26,703 for the three months ended December 31, 2009, $106,812 for the year ended December 31, 2010, and $53,413 for the year ended December 31, 2011.

The fair value of the options granted on July 20, 2009 were determined using a Black-Scholes option pricing model with the following assumptions: 2.32% average risk-free interest rate; 179% expected volatility; six year expected term, and 0% dividend yield.

At September 30, 2009, options to purchase shares of the Company’s common stock outstanding were as follows:

	Options Granted	Weighted Average Exercise Price

Outstanding at January 1, 2009	2,297,000	$0.42
Granted	1,083,000	0.48
Exercised	-
Withdrawn	-

Exercisable at September 30, 2009	3,380,000	$0.44

 The following table summarizes information about stock options outstanding as of September 30, 2009:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.001 to $0.55	3,380,000	$0.44	7.27	2,680,000	$0.44
	3,380,000			2,680,000

Information relating to stock options at September 30, 2009 summarized by exercise price is as follows:

Outstanding			Exercisable
Exercise price per Share	Number of shares	Remaining Life (years)	Exercise price	Number of Shares	Weighted average exercise price
$0.001	400,000	6.33	$0.001	400,000	$0.0001
$0.001	20,000	2.75	$0.001	20,000	$0.0001
$0.001	3,000	9.80	$0.001	3,000	$0.0001
$0.47	840,000	9.80	$0.47	315,000	$0.47
$0.50	1,277,000	6.25	$0.50	1,277,000	$0.50
$0.52	240,000	9.80	$0.52	65,000	$0.52
$0.55	600,000	6.25	$0.55	600,000	$0.55
$0.001 to $0.55	3,380,0000	7.27	$0.44	2,680,000	$0.44

Warrants

 At September 30, 2009, warrants to purchase shares of the Company’s common stock outstanding were as follows:

	Number of Shares under Warrants	Weighted Average Exercise Price

Warrants outstanding at January 1, 2009	8,864,943	0.95
Warrants granted	-
Warrants expired	-

Warrants outstanding at September 30, 2009	8,864,943	$0.95

The following table summarizes information about warrants outstanding at September 30, 2009:

Warrants Outstanding and Exercisable

Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price

50,000	$1.20	November 20, 2009	$1.20
3,000,000	$1.00	January 20, 2010	$1.00
183,334	$0.75	June 4, 2011	$0.75
183,333	$1.20	June 4, 2013	$1.20
1,724,138	$0.725	July 2, 2012	$0.725
1,724,138	$1.10	July 2, 2013	$1.10
1,000,000	$0.725	July 9, 2012	$0.725
1,000,000	$1.10	July 9, 2013	$1.10
8,864,943	$0.75-$1.20		$0.95

The aggregate intrinsic value of 3,380,000 options and 8,864,943 warrants outstanding as of September 30, 2009 was $370,377. The aggregate intrinsic value of 2,680,000 options and 8,864,943 warrants exercisable as of September 30, 2009 was $271,876.  The aggregate intrinsic value for the options and warrants is calculated as the difference between the price of the underlying awards and quoted price of the Company’s common shares for the awards that were in-the-money as of September 30, 2009.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Construction in Progress

In May 2003, the Company acquired a land use right for approximately 28 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of our vaccine candidates. The general plans for development include the construction of a laboratory facility (“Phase One”) and construction of an administrative office building (“Phase Two”). At September 30, 2009, the Phase One construction and internal clean room await the inspections and approval from the government, which is expected to be finished by the end of 2009, and is recorded as construction in progress. At September 30, 2009, $44,641 is recorded as due to the contractors of Phase One for the completed construction and internal clean room decoration. The Company expects that the Phase One will be fully in operations before year-end of 2009.

At September 30, 2009, Phase Two was still in the design stage. The Company estimates the total project costs for Phase Two will be approximately $1,200,000. The Company estimates that construction may begin on Phase Two in 2011 or later, but currently has no plans for Phase Two construction.

Lease Commitment

As of September 30, 2009, the company had future minimum lease payments of $7,126 and $19,004 due in 2009 and 2010, respectively, related to the operating lease for its office in Oak Brook, IL.

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, we have obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of September 30, 2009, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

Joint Venture

On June 9, 2009, Bio-Bridge Science (HK) Co., Ltd., a wholly-owned subsidiary of Bio-Bridge Science, Inc. entered into an equity joint venture contract with JR Scientific Inc., a California based manufacturer of classical and custom cell culture medium and sera products and several other investors, to form a new cell culture medium joint venture in Beijing, China.  The registered capital of the joint venture will be RMB 10,000,000 (approximately US$ 1,464,000). The company will invest RMB 5,100,000 (approximately US$732,000) in cash in the joint venture for 51% of the equity and JRS will contribute certain technology for 15% of the equity.  The balance of the equity will be purchased by other investors.  On October 16, 2009, Bio-Bridge Science Inc. received a business license from the Beijing Administration for Industry and Commerce of the PRC indicating approval of the formation of Bio-Bridge JRS Biosciences (Beijing) Co., Ltd. (“Bio-Bridge JRS”).  Bio-Bridge JRS was established at the end of October 2009.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring between the end of our fiscal quarter on September 30, 2009 and November 10, 2009, which is the date the accompanying financial statements were issued.  There are no significant subsequent events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Some of the statements made by us in this Quarterly Report on Form 10-Q are forward-looking in nature, including but not limited to, statements relating to our future revenue and expenses, product development, future market acceptance, levels of research and development, our management's plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "plan", "possible", and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors, many of which are discussed throughout this Quarterly Report and in our SEC filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, unless required by law. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

•	our ability to finance our activities and maintain our financial liquidity;

•	our ability to attract and retain qualified, knowledgeable employees;

•	our ability to complete product development;

•	our ability to obtain regulatory approvals to conduct clinical trials;

•	our ability to design and market new products successfully;

•	our ability to acquire new customers in the future;

•	deterioration of business and economic conditions in our markets; and

•	intensely competitive industry conditions.

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

OVERVIEW

Bio-Bridge Science, Inc. is a biotechnology company whose subsidiaries are focused on the commercial development of HIV vaccine (HIV-PV Vaccine I), HPV vaccine (cervical cancer vaccine), colon cancer vaccine, and mucosal adjuvant as well as vaccine production materials such as serum and cell culture media. We have been developing our vaccines through our subsidiary Bio-Bridge Science, Beijing.  The pre-clinical testing of our HIV vaccine (HIV-PV Vaccine I) on laboratory animals in Beijing, China was completed in June 2006. As of December 31, 2005, we had completed the construction of the outside body of our laboratory and bio-manufacturing facility in Beijing, China. The internal clean room installation project has been substantially completed and equipment for vaccine production has been purchased. We expect to pass the local government inspection and receive the necessary licenses for the facility before the end of 2009, and by then the laboratory facility will be fully in operations. Once the HIV vaccine is produced in sufficient amount (expected early 2010), we will submit application to China’s State Food and Drug Administration for approval to conduct clinical trial.  We acquired a 51% equity interest in Huhhot Xinheng Baide Biotechnology Co. Ltd. at the end of July 2008 and it is renamed as Bio-Bridge XHBD. Bio-Bridge XHBD produces and sells bovine serum, a major material used in the production of vaccines.  In October, we formed a joint venture (Bio-Bridge JRS Biosciences) with JR Scientific Inc. and other investors to produce and sell cell culture media. Both serum and cell culture media are vaccine production materials. We expect Bio-Bridge XHBD and Bio-Bridge JRS Biosciences will bring us revenues.

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

The pre-clinical testing of HIV-PV Vaccine I on laboratory animals was completed in Beijing Institute of Radiation Medicine and the testing result was issued in June 2006 and showed encouraging results. The clinical trial for therapeutic vaccine is expected to last three years. The clinical trial for preventive vaccine will last longer, most likely five to seven years. We have purchased and installed the laboratory equipment in our laboratory facility based in Tianzhu, Beijing and all the preparatory works for HIV-PV Vaccine I production are in progress. We expect that we will submit the application for clinical trials to the Chinese SFDA in mid- 2010 after we are able to produce our vaccine samples and all the necessary documents are well-prepared.

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

During 2008, we sold common stock and investment unit composed of common stock and warrants to investors in several private placements in which we raised $4,245,000 in total. During the next twelve months, we will need to raise capital through an offering of our securities or from loans to continue research and development of our various vaccine product candidates in China as well as conducting the potential acquisition activities in China. We estimate that our capital requirements for the next twelve months as follows:

o approximately $1.0 million for preparatory work and Phase I clinical study of HIV-PV Vaccine I;

o approximately $1.0 million for working capital and general corporate needs; and

o approximately $0.7 million for pre-clinical trials on colon cancer vaccine and HPV vaccine.

We expect that the therapeutic vaccine can be brought to market in three years and the preventive vaccine can be brought to market in five to seven years, if we are successful in raising funds to complete development of the vaccines. As of September 30 2009, our cash and cash equivalents and trading securities position was $1,984,988. Although we raised $4.245 million in 2008 in private placements, we still need to raise additional funds through the public or private sales of our securities, loans, or a combination of the foregoing to finance our planned operations. We cannot guarantee that financing will be available to us, on acceptable terms or at all. We also may borrow from local banks in China given that our land use right and laboratory facility could be used as collateral for borrowing. If we fail to obtain other financing in the next 12 months, either through an offering of our securities or by obtaining additional loans, we may be unable to develop our planned projects as scheduled and may be forced to scale back.

Distribution of Xinhua surgical instruments

We signed an exclusive agency agreement with Xinhua Surgical Instruments Co. Ltd. to distribute its operational instruments in the United States at the end of 2005. We are currently seeking collaboration with local distributors and developing markets for Xinhua instruments. We built up a B2C website devoted to selling Xinhua surgical instruments in 2008. Also, we initiated some marketing campaigns, such as buying Google keywords. As a result of our efforts, our surgical instrument sale has shown dramatic sales growth. However, the revenues from this business are not significant to us.

Acquisitions of companies complementary to the Company

The Company is also seeking opportunities to acquire other profitable vaccine companies or vaccine production related companies, such as those producing materials for vaccine production, in China. Such an acquisition may help support our development of our in-house vaccines candidates by providing us with operating cash flows, lower cost for material used in our vaccine production, skillful work force in vaccine production, and a distribution channel. We believe these companies will be complementary to us and make us more competitive.

To that end, the Company completed the acquisition of Huhhot Xinheng Baide Biotechnology Co. Ltd., (“XHBD”) on July 31, 2008, in which the Company purchased 51% of the outstanding capital interests of XHBD for RMB 6 million (approximately US$ 881,000).  XHBD was incorporated on May 17, 2006 under the laws of the People’s Republic of China (“PRC”) as a limited company. XHBD is located in the city of Huhhot in Inner Mongolia, China. The primary operations of the Company are the manufacture and distribution of bovine serum products, which is used in research, and production of vaccines.  The acquisition was accounted for as a purchase.  The assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition. We completed the 51% acquisition of Xinheng Baide on July 31, 2008 and its operations are included in our consolidated financial statements beginning August 1, 2008. On July 1, 2009, XHBD received the approval to change its name to Bio-Bridge Xinheng Baide Biotechnology Co., Ltd. (Bio-Bridge XHBD).

 A new Joint Venture

On June 9, 2009, Bio-Bridge Science (HK) Co., Ltd., a wholly-owned subsidiary of Bio-Bridge Science, Inc. entered into an equity joint venture contract with JR Scientific Inc., a California based manufacturer of classical and custom cell culture medium and sera products (“JRS”) and several other investors, to form a new cell culture medium joint venture in Beijing, China.  The registered capital of the joint venture will be RMB 10,000,000 (approximately US$ 1,464,000). We will invest RMB 5,100,000 (approximately US$732,000) in cash in the joint venture for 51% of the equity and JRS will contribute certain technology for 15% of the equity.  The balance of the equity will be purchased by other investors.  On October 16, 2009, Bio-Bridge Science Inc. received a business license from the Beijing Administration for Industry and Commerce of the PRC indicating approval of the formation of Bio-Bridge JRS Biosciences (Beijing) Co., Ltd. (“Bio-Bridge JRS”).  Bio-Bridge JRS is expected to produce and sell cell culture media in 2010.

Results of Operations

Three-month period ended September 30, 2009 and September 30, 2008

During the three-month period ended September 30, 2009, we had revenue of $142,901. The cost of revenue was $92,052, which was 64% of the total revenue.  Of the total revenue, we generated revenue of $19,405 from selling Xinhua surgical instruments and the cost of goods sold was $9,541, which was 49%.

During the three-month period quarter ended September 30, 2008, we had revenues of $113,314. The cost of revenue was $89,348, which was 79% of the total revenue. On July 31, 2008, the Company finished the acquisition of Huhhot Xinheng Baide Biotechnology Co. Ltd., (“XHBD”). Included in consolidate revenues and cost of revenue for the three-month period ended September 30, 2008 are XHBD’s revenue and cost of revenue from August 1, 2008 to September 30, 2008 which totaled $107,181 and $84,303, respectively.  Also, we generate revenue of $6,133 from selling Xinhua surgical instruments for the three-month period ended September 30, 2008, and the cost of revenue was $2,740, which was 45%.

For the quarter ended September 30, 2009, research and development expenses were $69,308, as compared to $19,885 for the quarter ended September 30, 2008. The significant increase of $49,423 is due to the expense of the pre-clinical trial development of our vaccine candidates.

For the quarter ended September 30, 2009, general and administrative expenses were $308,704 as compared to $2,658,966 for the quarter ended September 30, 2008. The decrease of $2,350,262 was due to $2,243,241 of compensation costs for investments from directors recorded in 2008, which did not occur in 2009.

For the quarter ended September 30, 2009, selling and distribution expenses were $57,619 as compared to $22,499 for the quarter ended September 30, 2008. The increase of $35,120 is due primarily to increases in shipping and selling expense related to XHBD.

For the quarter ended September 30, 2009, interest expense was $340 as compared to interest expense of $798 for the quarter ended September 30, 2008. The decrease of $458 is not material.

However, none of these revenues pertain to our core planned principal operations of developing vaccine candidates. Therefore, we believe a separate analysis of these revenues is not as helpful as an analysis of our liquidity and capital resources.

Net loss attributable to common shareholders for the quarter ended September 30, 2009 was $1,407,324 as compared to net loss attributable to common shareholders of $2,811,687 for the quarter ended September 30, 2008.  This decrease of $1,404,363 in net loss is attributable primarily to compensation costs for investments from directors recorded in the third quarter of 2008 and offset by the increase in change of fair value of derivative liability in the third quarter of 2009.

Nine-month period ended September 30, 2009 and September 30, 2008

During the nine-month period ended September 30, 2009, we had revenue of $582,925. The cost of revenue was $376,780, which was 65% of the total revenue.  On July 31, 2008, the Company finished the acquisition of Huhhot Xinheng Baide Biotechnology Co. Ltd., (“XHBD”). Of the total revenue, we generated revenue of $54,512 from selling Xinhua surgical instruments and the cost of goods sold was $23,354, which was 43%.

During the nine months ended September 30, 2008, we had revenues of $120,741. The cost of revenue was $92,196, which was 76% of the total revenue. On July 31, 2008, the Company finished the acquisition of Huhhot Xinheng Baide Biotechnology Co. Ltd., (“XHBD”). Included in consolidate revenues and cost of revenue for the nine-month period ended September 30, 2008 are XHBD’s revenue and cost of revenue from August 1, 2008 to September 30, 2008 which totaled $107,181 and $84,303, respectively. Also, we generate revenue of $13,560 from selling Xinhua surgical instruments for the nine-month period ended September 30, 2008, and the cost of revenue was $5,588, which was 41%.

For the nine-month period ended September 30, 2009, research and development expenses were $148,960, as compared to $76,264 for the nine-month period ended September 30, 2008. The increase of $72,696 is due to the increase of the pre-clinical trial development of our vaccine candidates.

For the nine-month period ended September 30, 2009, general and administrative expenses were $808,109 as compared to $3,103,364 for the nine-month period ended September 30, 2008. The decrease of $2,295,255 is mainly related to $2,243,241 of compensation costs for investments from directors recorded in the third quarter of 2008 and offset by the decrease in the fair value of derivative liability of $268,271 in the third quarter of 2009.

For the nine-month period ended September 30, 2009, selling and distribution expenses were $148,581 as compared to $56,109 for the nine-month period ended September 30, 2008. The increase of $92,472 is due primarily to increases in shipping and selling expense and selling and distribution of XHBD, which we owned for all nine months of 2009 as compared to five months of 2008

For the nine-month period ended September 30, 2009, interest expense was $637 as compared to interest expense of $2,443 for the nine-month period ended September 30, 2008. The decrease of $1,806 is due primarily to a decrease in interest and borrowing.

Net income attributable to common shareholders for the nine-month period ended September 30, 2009 was $957,840 as compared to net loss attributable to common shareholders of $3,479,721 for the nine months ended September 30, 2008. This decrease of $2,521,881 in net income is attributable primarily to compensation costs for investments from directors recorded in the third quarter of 2008 and offset by the increase in change of fair value of derivative liability.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalent balances, which were $1,828,389 at September 30, 2009 and $1,486,252 at December 31, 2008. Also, we had marketable securities valued at $156,599 as of September 30, 2009. These marketable securities were classified as trading securities.

Net cash used in operating activities was $983,069 for the nine months ended September 30, 2009 and $743,337 for the nine months ended September 30, 2008. The increase was due primarily to an increase in operational activities in our vaccine operations and our acquisition of XHBD at July 31, 2008.

Net cash provided by (used in) investing activities was ($527,883) for the nine months ended September 30, 2009 and $468,383 for the nine months ended September 30, 2008. This change was due to the sale of our trading securities during the nine months ended September 30, 2008 and also the purchase of fixed assets for the nine months ended September 30, 2009.

Net cash provided by financing activities was $1,851,747 for the nine months ended September 30, 2009 compared to $1,098,988 for the nine months ended September 30, 2008. This increase was mainly due to proceeds from the issuance of commons stock during the nine months ended September 30, 2009.

To date, our operations have been funded through issuances of our common stock and preferred stock whereby we raised an aggregate $8,649,438 from inception through September 30, 2009.

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

The Company has incurred accumulated losses of $11,834,072 from February 11, 2002 (Inception) through September 30, 2009.  As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2008 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

Based on our current operating plan, we believe that we have sufficient cash and cash equivalents to last approximately through September 2010. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond September 2010. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options vest and expire according to terms established at the grant date.

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

Impairment of Long-Lived Assets

We regularly evaluate our long-lived assets for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.  Impairment, if any, is measured using discounted cash flows. In the period ended September 30, 2009, we performed an evaluation of our long-lived assets and concluded there was no impairment.

Financial Assets and Liabilities Measured at Fair Value

Effective January 1, 2008, fair value measurements are determined by the Company's adoption of authoritative guidance issued by the FASB, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of the authoritative guidance did not have a material impact on the Company's fair value measurements.  Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

    Level 1—Quoted prices in active markets for identical assets or liabilities.

    Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

    Level 3—Unobservable inputs based on the Company's assumptions.

The Company is required to use observable market data if such data is available without undue cost and effort.

Accounting for equity-linked financial instruments denominated in currency other than functional currency

On January 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (FASB) on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  As a result, certain options and warrants and the beneficial conversion feature of the Company’s convertible preferred stock previously treated as equity are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollars, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, these instruments are not considered indexed to the Company’s own stock, and as such, changes in the fair value of these instruments will be recognized currently in earnings until such time as the options, warrants, or beneficial conversion feature are exercised or expire.

Accounting for noncontrolling interest

Effective January 1, 2009, the Company adopted guidance issued by the FASB on noncontrolling interests in consolidated financial statements which established accounting and reporting standards for a noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership in the consolidated entity that should be reported as equity in the consolidated financial statements. This did not have any material impact on the Company’s financial condition and results of operations. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in the Company’s condensed consolidated financial statements. The presentation and disclosure requirements were retrospectively applied to the condensed consolidated financial statements.  As such, all prior periods presented have been conformed to current year’s presentation.  The noncontrolling (minority) interest relates to third party shareholders of XHBD, who own 49% of XHBD as of September 30, 2009.

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles (“GAAP”) effective for interim and annual reporting periods ending after September 15, 2009.  The FASB accounting standards codification (“ASC, “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.   Beginning with the quarter ending September 30, 2009, all references made by the Company to GAAP in its condensed consolidated financial statements use the Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred.  We have applied this guidance to business combinations completed since July 1, 2009.  Adoption of the new guidance did not have a material impact on our financial statements

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB on accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On January 1, 2009, the Company adopted authoritative guidance issued by the FASB which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset.   Although this may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

In June 2009, the FASB made an update to consolidation of variable interest entities.  Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This update will be effective for fiscal years beginning after November 15, 2009. The Company does not currently believe that the adoption of this update will have any effect on its consolidated financial position and results of operations.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Commitments

Construction in Progress

In May 2003, the Company acquired a land use right for approximately 28 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of our vaccine candidates. The general plans for development include the construction of a laboratory facility (“Phase One”) and construction of an administrative office building (“Phase Two”). At September 30, 2009, the Phase One construction and internal clean room are awaiting the inspections and approval from the government, which is expected to be finished by the end of 2009, and is recorded as construction in progress. At September 30, 2009, $35,144 was due to the contractors of Phase One for the completed construction and internal clean room decoration and this obligation is recorded as due to contractors. The Company expects that the Phase One will be fully in operations before year end of 2009

At September 30, 2009, Phase Two was still in the design stage. The Company estimates the total project costs for Phase Two will be approximately $1,200,000. The Company estimates that construction may begin on Phase Two in 2011 or later, but currently has no plans for Phase Two construction.

Lease Commitment

As of September 30, 2009, we had future minimum lease payments of $7,126 and $19,004 due in 2009 and 2010, respectively, related to the operating lease for our office in Oak Brook, IL.

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, we have obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of September 30, 2009, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

Joint Venture

On June 9, 2009 Bio-Bridge Science (HK) Co., Ltd., a wholly-owned subsidiary of Bio-Bridge Science, Inc. entered into an equity joint venture contract with JR Scientific Inc., a California based manufacturer of classical and custom cell culture medium and sera products (“JRS”) and several other investors, to form a new cell culture medium joint venture in Beijing, China.  The registered capital of the joint venture will be RMB 10,000,000 (approximately US$ 1,464,000). We will invest RMB 5,100,000 (approximately US$732,000) in cash in the joint venture for 51% of the equity and JRS will contribute certain technology for 15% of the equity.  The balance of the equity will be purchased by other investors.  On October 16, 2009, Bio-Bridge Science Inc. received a business license from the Beijing Administration for Industry and Commerce of the PRC indicating approval of the formation of Bio-Bridge JRS Biosciences (Beijing) Co., Ltd. (“Bio-Bridge JRS”). Bio-Bridge JRS was established at the end of October 2009.

Contractual Obligations

Payments due under contractual obligations at September 30, 2009 mature as follows:

	Payments due by period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years
Lease obligation	$26	$26	$0
Payable to contractors	35	35
R&D agreement obligation	5	5	—
Total	$66	$66	$0

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company is a smaller reporting company and is not required to provide the information required by this.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2009 at the reasonable assurance level due to the material weaknesses described below.

Management concluded that an accounting error had been made in the Company’s historical March 31, 2009 financial statements in relation to the adoption of provisions of EITF 07-5, " Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock ”.  As a result, the Company’s financial statements for the quarter ended March 31, 2009 were restated.

Management evaluated the impact of this restatement on our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted in the incorrect recording of the adoption of provisions of EITF 07-5 represented a material weakness.

During the third quarter of 2009, there has been an ongoing focus on addressing the material weaknesses in disclosure and financial reporting controls. The remedial actions undertaken include periodic review of our accounting treatment in accordance with the US GAAP and related accounting pronouncements. We had hired capable accounting personnel in the second quarter of 2009.

The Principal Executive Officer and the Principal Financial Officer anticipate that the remedial actions and resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act).

Changes in Internal Controls over Financial Reporting

Other than the remediation activities noted above, there were no changes to the Company’s controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Bio-Bridge Science, Inc.

/s/ Dr. Liang Qiao	Dated: November 16, 2009
By: Dr. Liang Qiao
Chief Executive Officer

EXHIBIT INDEX

3.1(i)*	Certificate of incorporation of the registrant, as currently in effect

3.1(ii)*	Bylaws of the registrant, as currently in effect

3.1(iii)**	Certificate of Designation of Series A Preferred Stock

4.1**	Form of Common Stock Warrant Agreement dated January 2007

4.2**	Registration Rights Agreement dated January 2007

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Previously filed with the Securities and Exchange Commission pursuant to Registration Statement No. 333-121786.

** Previously filed as an exhibit to the Registrant's Form 10-KSB for its year ended December 31, 2006.