Form 10-K
period 2009-12-31
BIO BRIDGE SCIENCE INC
filed 2010-03-31
CIK 1309304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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

(Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer☐ Smaller Reporting Company☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2009, 40,819,285 shares of the registrant's common stock and 4,000,000 shares of preferred stock were issued and outstanding, both at par value of $0.001. Aggregate market value of the voting stock held by non-affiliates as of June 30, 2009 was $14,538,847. Portions of the Registrant’s definitive proxy statement for its 2009 Annual Meeting or Stockholders are incorporated by reference into Part III of this Form 10-K.

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

When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q in our 2009 fiscal year.

As used in this Form 10-K, unless the context requires otherwise, we refer to Bio-Bridge Science, Inc. and our wholly owned subsidiaries, including Bio-Bridge Science (Beijing) Co. Ltd., a Wholly-Foreign Owned Enterprise of the People's Republic of China ("Bio-Bridge (Beijing)")，Bio-Bridge Science Corporation, a Cayman Islands corporation, Bio-Bridge Science (HK) CO., LIMITED, a Hong Kong company, Bio-Bridge Science Holding Co., Ltd., a Cayman Islands corporation, Bio-Bridge Xinheng Baide Biotechnology Co., Ltd. (“Bio-Bridge XBB”),a 51% owned subsidiary incorporated in Inner Mongolia, PRC, Bio-Bridge JRS Sciences( Beijing) Co. Ltd(“Bio-Bridge JRS”) , as "we," "us," "our," "Bio-Bridge" and "the Company."

PART I

ITEM 1 - BUSINESS

OVERVIEW

We are a biotech company focused on the commercial development of biological products for the prevention and treatment of human diseases and manufacturing and sales of materials in producing vaccines.

We intend to develop and obtain regulatory approval for commercial sale of the following vaccines: an HIV vaccine (HIV-PV Vaccine I), a vaccine designed to prevent and treat infection by the human immunodeficiency virus, or HIV, an HPV vaccine, a colon cancer therapeutic vaccine and other related potential products. The HIV vaccine and colon cancer vaccine are based on the technology platform co-developed by Dr. Liang Qiao, our chief executive officer and a Professor at Loyola University Chicago. The technology is owned by Loyola University Chicago. In June 2002, Loyola University Chicago exclusively licensed this technology to our subsidiary Bio-Bridge Science Corporation with respect to development and sales in the territories of People's Republic of China, Japan and the United States. Pursuant to an agreement with the Beijing Institute of Radiation Medicine, the pre-clinical testing of our first vaccine product candidate, HIV-PV Vaccine I, on laboratory animals in mainland China was completed and the test results were issued in June 2006 and showed encouraging results. After we have produced sufficient vaccine samples in our manufacturing facility in Beijing, China, we plan to apply to China's State Food and Drug Administration (SFDA) for approval to conduct clinical trials of HIV-PV Vaccine I.

Currently, we produce and sell bovine serum, a major production material in producing vaccines, through our 51% owned subsidiary, Bio-Bridge XHBD. We plan to sell cell culture medium starting in the third quarter of 2010 through a newly formed 51% owned subsidiary in China, Bio-Bridge JRS. Cell culture medium is also a very important material used to produce vaccines.

Since the process of development, testing and approval of a vaccine is a long-term process, we also plan to acquire profitable vaccine and vaccine production related companies selectively in Asia, mainly in China, to increase our revenues and to increase our product offerings.

In May 2003, the Company acquired a land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company is working to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of our vaccine candidates. The general plans for development include the construction of a laboratory facility (“Phase One”) and construction of an administrative office building (“Phase Two”).  In 2009, the Phase One laboratory facility was put into service and is being depreciated over the remaining 19 years of the Company’s land use right, which is less than the laboratory facility’s estimated useful life of approximately 25 years.  Previously, the laboratory facility construction was shown as construction in progress.  At December 31, 2009, $42,471 was due to the contractors of Phase One for the completed construction and is recorded as due to contractors.  At December 31, 2009, Phase Two was still in the design stage. The Company estimates the total project costs for Phase Two will be approximately $1,200,000.   The Company estimates that construction may begin on Phase Two in 2011 or later, but currently has no plans for Phase Two construction.

We have finished the pre-clinical animal testing of HIV-PV Vaccine I through collaboration with Beijing Institute of Radiation Medicine and the testing showed encouraging results. After we have produced sufficient HIV-PV vaccine samples in our facility, we intend to submit application for approval of clinical trials to Beijing branch of the China State Food and Drug Administration (SFDA). After we receive approval, we will conduct Phase I, II and III human clinical trials. If these clinical trials show that our vaccine is safe and effective, we will apply for a new drug approval certificate and approval for sale. We intend to conduct a phase IV clinical study after our vaccine is made available to the market. To date, we have not commenced clinical testing of this vaccine, nor has it been approved by the SFDA or any other regulatory agency. We plan to apply for clinical testing with the SFDA in the third quarter of 2010.  Also, we are conducting the pre-clinical activities for a colon cancer vaccine and an HPV vaccine.

Surgical Instrument Sales

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

Joint-ventures

On July 31, 2008, the Company acquired 51 percent of the outstanding capital interest of Huhhot Xinheng Baide Biotechnology Co., Ltd. for RMB 6,000,000 (US$889,058).  XHBD was incorporated on May 17, 2006 under the laws of the People’s Republic of China (the “PRC”) as a limited company, which is similar to a limited liability company. XHBD is located in the capital city of Inner Mongolia of the PRC, Huhhot. The primary operations of the Company are the manufacture and distribution of bovine serum products, which is used in research, production of pharmaceuticals, and production of veterinary medicines.  XHBD was renamed as Bio-Bridge Xinheng Baide Biotechnology Co., Ltd. (“Bio-Bridge XBB”).

On June 9, 2009, Bio-Bridge Science (HK) Co., Ltd., a wholly-owned subsidiary of Bio-Bridge Science, Inc. entered into an equity joint venture contract with JR Scientific Inc., a California based manufacturer of classical and custom cell culture medium and sera products and several other investors, to form a new cell culture medium joint venture in Beijing, China. The registered capital of the joint venture is RMB 10,000,000 (approximately US$1,465,000). The company invested RMB 5,100,000 (approximately US$747,000) in cash in the joint venture for 51% of the equity and JRS contributed certain technology for 15% of the equity. The balance of the equity was purchased by other investors, including 11% that was purchased by China Diamond, a company controlled by Trevor Roy, one of our directors. On October 16, 2009, Bio-Bridge Science Inc. received a business license from the Beijing Administration for Industry and Commerce of the PRC indicating approval of the formation of Bio-Bridge JRS Biosciences (Beijing) Co., Ltd. (“Bio-Bridge JRS”). Bio-Bridge JRS was officially established at the end of October 2009.

Operations

We have incurred significant losses since inception as a result of research and development, general and administrative expenses in support of our operations. We expect to continue to incur substantial losses over at least the next few years as we complete our pre-clinical trials, apply for regulatory approvals of clinical trials, construct our Phase II biomanufacturing facility and continue development of our technology. Although we still plan to acquire more profitable vaccine producing or vaccine production-related companies in China in the near future, we cannot guarantee that we will successfully complete acquisitions or that these acquisitions will bring us positive net income and cash flow on a consolidated basis. Therefore, we will still need to raise additional capital during the next twelve months to meet our operating expenses. See "Plan of Operations."

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

Bio-Bridge Science Corp. was incorporated in the Cayman Islands on February 11, 2002 to complete development of, and commercialization of vaccines designed to prevent and treat infection and diseases. At the time of the exchange, Bio-Bridge Science Corp.'s directors included Dr. Liang Qiao, Wenhui Qiao, Toshihiro Komoike, Isao Arimoto and Shyh-Jing (Philip) Chiang. Its executive officers consisted of Dr. Liang Qiao, chief executive officer and secretary, Wenhui Qiao, president, Chuen Huei (Kevin) Lee, chief financial officer, and Toshihiro Komoike, vice president.

Bio-Bridge Science Corp. holds a 100% interest in Bio-Bridge Science (Beijing) Corp. Ltd., a Wholly-Foreign Owned Enterprise of the People's Republic of China, which was established on May 20, 2002. Bio-Bridge Science (Beijing) was issued an operating license for 25 years on May 20, 2002. This license can be renewed for an additional 25 years after payment of a registration fee. This 25-year limitation currently applies to all commercial enterprises in the People's Republic of China. Bio-Bridge Science Corp., through its wholly owned subsidiary in Beijing, China, is currently engaged in the development and commercialization of HIV vaccine, HPV vaccine, and colon cancer vaccine, in China. Bio-Bridge Science (Beijing)'s executive officer is Dr. Liang Qiao, general manager. Its directors include Chuen-Huei(Kevin) Lee, chairman, Dr. Liang Qiao, vice chairman, Wenhui Qiao, Mingjin Yu, Isao Arimoto, Anthony Cheung and Shannon Kirt Roy.

We incorporated Bio-Bridge Science (HK) CO., Ltd., a Hong Kong company in March 2008, and Bio-Bridge Science Holding Co., Ltd., a Cayman Islands corporation in February 2008, to serve as acquisition vehicles.

On July 31, 2008, the Company acquired 51 percent of the outstanding capital interest of Huhhot Xinheng Baide Biotechnology Co., Ltd. (“XHBD”).  XHBD was incorporated on May 17, 2006 under the laws of the PRC as a limited company, which is similar to a limited liability company.  XHBD is located in the city of Huhhot in Inner Mongolia of the PRC. The primary operations of the XHBD are the manufacture and distribution of bovine serum products, which is used in research, production of pharmaceuticals, and production of veterinary medicines.  On July 1, 2009, XHBD received the approval to change its name to Bio-Bridge Xinheng Baide Biotechnology Co., Ltd. (“Bio-Bridge XBB”).

On June 9, 2009, Bio-Bridge Science (HK) Co., Ltd., a wholly-owned subsidiary of Bio-Bridge Science, Inc. entered into an equity joint venture contract with JR Scientific Inc., a California based manufacturer of classical and custom cell culture medium and sera products and several other investors, to form a new cell culture medium joint venture in Beijing, China.  The registered capital of the joint venture is RMB 10,000,000 (approximately US$1,465,000). The company invested RMB 5,100,000 (approximately US$747,000) in cash in the joint venture for 51% of the equity and JRS contributed certain technology for 15% of the equity.  The balance of the equity was purchased by other investors.  On October 16, 2009, Bio-Bridge Science Inc. received a business license from the Beijing Administration for Industry and Commerce of the PRC indicating approval of the formation of Bio-Bridge JRS Biosciences (Beijing) Co., Ltd. (“Bio-Bridge JRS”).

PRODUCTS

Our major products under development are vaccines against HIV, cervical cancer and colon cancer. Also, we sell bovine serum through our 51% owned subsidiary, Bio-Bridge XBB, and we intend to sell cell culture medium through Bio-Bridge JRS, a 51% owned subsidiary in Beijing, China.

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

Potential Vaccines and Other Products

A. HIV VACCINE

HIV is the virus that causes Acquired Immunodeficiency Syndrome, or AIDS, a lethal disease characterized by the gradual deterioration of the human immune system. HIV is transmitted by three predominant means: sexual contact; exposure to blood from an infected person, such as sharing needles in intravenous drug use; and transmission from infected mothers to their newborns. Although the disease is manifested in many ways, the problem common to all patients is the destruction of essential immune cells known as T lymphocytes, or T-cells. Destruction of these T-cells by HIV makes the body particularly vulnerable to infections and cancers that typify AIDS and ultimately cause death. Blocking HIV infection is the most important step in preventing AIDS.

HIV is transmitted sexually or directly into the bloodstream. The mucosal surface is one of the most important portals for HIV transmission. The mucosal surface is the membranous tissue that covers surfaces or lines a tube or cavity of the body and serves to enclose and protect parts of the body from the exterior environment. Mucosal surfaces include the mouth, intestinal and vaginal cavity. The tissue in intestinal mucosa contains many immune cells that are usually infected with HIV-1 in patients with AIDS. In the course of an AIDS infection, the intestine is the earliest target for viral infection and loss of immune cells. Some candidate vaccines that induced relatively strong systemic immune responses in connection with the virus transmitted directly into the bloodstream have failed to provide adequate protection in non-human primate models. Therefore, there is reason to believe that mucosal immunity will be essential for designing an effective AIDS vaccine. Accordingly, we believe that it is important for the ideal HIV vaccines to induce not only systemic but also mucosal HIV-specific immune response to prevent the entry of HIV into the mucosa, to inhibit HIV replication, and to clear HIV during and after transmission. We believe that stimulating mucosal immune responses, including neutralizing antibodies and cytotoxic T-cells, will be essential in the development of an effective AIDS vaccine.

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

We are developing an HIV vaccine using our technology platform, papillomavirus pseudovirus. Our papillomavirus pseudovirus technology is designed to administer viral peptides, or fragments of viral proteins, or gene of interest, to induce an immune response. Three regions of the major structural protein of bovine papillomavirus can be replaced by unrelated viral peptides to generate chimeric virus-like particles, or particles that consist of parts from two or more proteins of diverse origins. We have introduced HIV gp41 fragments on bovine papillomavirus chimeric virus-like particles. HIV gp41 is one of two proteins located on the surface of HIV that facilitates the fusion of the viral membrane with the cellular membrane. If gp41 is bound by neutralizing antibodies, then viral membrane fusion may be blocked and HIV may be prevented from entering and infecting cells. Furthermore, we use the gp41-papillomavirus chimeric virus-like particles presenting HIV-1 gp41 fragments to package a plasmid encoding HIV-1 Gag. This vaccine is designed to be given orally and induce both mucosal and systemic HIV-1 neutralizing antibodies and cytotoxic T-cells to treat and prevent HIV-1 infection.

OVERVIEW OF NEED FOR HIV VACCINE IN CHINA, JAPAN AND THE UNITED STATES

CHINA

In October 2009, the Chinese Ministry of Health estimated that 740,000 people were living with HIV in China, including 102,323 AIDS patients. In 2009, the newly-infected AIDS cases were reported to be 48,000. These numbers have to be considered in the context of China's extremely large population which is estimated at around 1.3 billion.

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

The Chinese government has acted to curb the HIV/AIDS epidemic by prioritizing AIDS drug approval and establishing a policy, referred to as the Fast Track policy, to expedite the drug approval process. In 2001, the PRC Ministry of Health, the lead government agency responsible for addressing the HIV/AIDS epidemic, formed a Center for Disease Control and Prevention, adopted a five-year action plan, and increased government spending at the national and provincial levels. The funding for safety of national blood banks has been increased through a RMB 1.5 billion (about $181 million) government bond issue. As a comparison, from 1990 to 1995, annual spending by the central government on HIV/AIDS was estimated to be around US$500,000 per year and increased to approximately $1.8 million per year from 1996 to 2000. The Chinese government spent $499 million from 2005 to 2007 to curb the spread of AIDS/HIV. In 2008, the Chinese government increased its efforts by spending $228 million alone (RMB 1.55 billion) to fight HIV/AIDS. To date, we have not received any funding commitments from the Chinese government, nor have we applied for any government funding. However, we may apply for government funding in the future.

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

JAPAN

According to UNAIDS statistics, among Japanese who are sexually active, the rate of condom use is 80%. Even so, the rate of AIDS infections has risen 14%, the same rate that it has been increasing in sub-Saharan Africa, although the total number of Japanese cases is so far comparatively low. Japan's health ministry reported that the number of people in Japan newly infected with the HIV virus and those contracting AIDS reached an all-time high of 1,545 in 2009.

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

DRUG APPORVAL PROCESS IN CHINA, THE UNITED STATES, AND JAPAN

China

The SFDA in China regulates the drug approval process. The process involves pre-clinical in vitro laboratory and in vivo animal testing for toxicity and pharmacological effects, and submission to the SFDA of an application for approval of clinical studies. The provincial branch of the SFDA conducts an on-site review and sampling process and accepts the application within a maximum of five days from the date of submission. The Medicine Review Center of the SFDA then reviews the technology and may request supplementary information from the applicant. The Medicine Review Center completes its review within at least 100 days and the SFDA then approves the clinical study or disapproves it. After the SFDA approves the application for clinical trials, the applicant then presents the clinical study plan and information concerning participating parties. The applicant may then proceed with human clinical trial Phases I, II and III. Estimated completion times for each phase includes six months for Phase I, 12 months for Phase II and 12 to 18 months for Phase III (for therapeutic vaccines), and longer time for preventive vaccines. The next step is to apply to the SFDA for new drug certificates and approval for production and sale. This step of the process takes approximately three to six months. The Fast Track policy allows qualified applicants to enter the drug approval process immediately without waiting in line for application. Thousands of new drugs ordinarily wait in line for approval each year in China. We estimate that the total drug approval process in China may take five to seven years for the preventive HIV vaccine.

We plan to work with National Institute for the Control of Pharmaceutical and Biological Products to establish QC control procedures for our vaccine and submit our application for approval of clinical study to the SFDA in the third quarter of 2010. As our vaccine technology will be the first one in its kind, it may take more time to establish the QC procedures and consequently the estimated date for submittal of our application for approval of clinical study will be delayed, and accordingly, the amount of time estimated for SFDA approval will be increased. Moreover, encouraging results of pre-clinical tests do not necessarily indicate positive results in clinical trials. The SFDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. We estimate that we need at least additional US$ 6 million to bring the preventive HIV-PV Vaccine I to market in China. We also anticipate that it will take approximately five to seven years to conduct clinical trials of the preventive HIV-PV Vaccine I and test its efficacy and safety in humans. We focus on the commercialization of our vaccine candidates in China first because the estimated cost of bringing the vaccine to market is much lower in China than those in the United States or Japan.

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

Clinical trials for drug candidates are typically conducted in three sequential phases that may overlap. The Phase I clinical trial takes approximately one year to complete. Phase II clinical trial is estimated to take about two years, and the Phase III clinical trial program is estimated to take approximately three years. A New Drug Application, or NDA, is the formal step asking the FDA for marketing approval of a new drug in the U.S., which includes all animal and human testing and analyses of the data, as well as information about how the drug behaves in the body and how it is manufactured. After the NDA is received, the FDA has 60 days to decide whether to file it so that it can be reviewed. The FDA can refuse to file an application if it is incomplete. If the FDA files the NDA, it then evaluates the safety, effectiveness and manufacturing processes, which generally takes about 10 months, or six months for priority drugs.

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

PRE-CLINICAL TESTING

The pre-clinical animal testing of our HIV vaccine (HIV-PV Vaccine I), was completed in China pursuant to agreements with the Beijing Institute of Radiation Medicine. We entered into an agreement with Beijing Institute of Radiation Medicine on May 6, 2004 to conduct the pre-clinical studies of safety and immunogenicity assessment of HIV-PV Vaccine I. These studies include acute toxicity test, chronic toxicity test, immunogenicity and immunological test, safety pharmacology and reproductive toxicity test. The information obtained from toxicity tests is generally useful for determining doses for additional studies, including Phase I clinical trials, providing preliminary identification of target organs of toxicity and, occasionally, revealing delayed toxicity. The term of this agreement was from May 6, 2004 to March 15, 2005, however the parties have agreed to continue the testing pursuant to the agreement. The aggregate amount for the testing is RMB 800,000 or US$96,734, under the terms of the agreement. As of December 31, 2009, we have paid all the aggregate fee of RMB 800,000 or US$96,734. Beijing Institute of Radiation Medicine also conducted biodistribution and integration studies for HIV-PV Vaccine I pursuant to an agreement that we entered into on May 12, 2004. Our aggregate fee for these tests pursuant to the agreement is RMB 200,000, or $24,184. As of December 31, 2009, the remaining commitment was RMB 40,000 or US$5,476. We have entered into confidentiality agreements with Beijing Institute of Radiation Medicine to protect our proprietary interests.

Beijing Institute of Radiation Medicine submitted to us the first part of the study report at the end of January 2006. The studies showed that the vaccine at low, medium and high doses did not have any side effects on the central nervous system, the cardiovascular system or the respiratory system of the animals. No significant differences on blood cells and serum biochemical parameters between pre- and post-treatment groups were observed within 14 days after treatment. We received the final complete result report in June 2006. Final results showed no toxicity was observed in the animals orally administered with the HIV vaccine. There is no indication that vaccine DNA integrates into host genome and passes through placenta barrier. The immunogenicity study in monkeys shows that the vaccine induces HIV-1 gp41-specific serum antibodies (IgG) and intestinal and vaginal antibodies (sIgA). The sera, intestinal and vaginal washings in the immunized animals neutralize HIV-1 primary isolate in vitro. The vaccine also induces HIV-1 Gag-specific T-cells in the vaccinated monkeys. We expect to submit the application for clinical studies to the SFDA in the third quarter of 2010.

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

The Chinese government has increased its resources to fighting HIV/AIDS including treatment to people living with HIV and additional resources for HIV prevention programs targeting vulnerable groups. The Chinese government spent $499 million from 2005 to 2007 to curb the spread of AIDS/HIV. In 2009, the Chinese government increased its efforts by spending $293 million alone (RMB 2.0 billion) to fight HIV/AIDS.

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

We plan to start pre-clinical trial for our colon cancer vaccine in the second half of 2010 and we would like to complete it by the first half of 2011, and enter Phase I clinical trial in the second half of 2011. We expect that the clinical trials for this vaccine will take over three years to complete.

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

Our HPV vaccine candidate is an oral vaccine that will be used to prevent HPV types 16, 18, 31, 45 and 58 infection (cover up to 90% of HPV causing cervical cancer). Above all, more Chinese women are infected by HPV type 58 than women in western countries. Therefore, we believe that our HPV vaccine candidate will prevent more infections than the current two HPV vaccines in the market if successfully approved to market.

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

D. BOVINE SERUM

Bovine serum is used in research, production of pharmaceuticals, and production of veterinary medicines. Our production base is located in Huhhot, Inner Mongolia where there are significant amount of cows and, as a result, we have a cost-saving source to raw material. Since the bovine serum industry is fragmented in China, we are in a good position to secure more market share. The estimated annual market size for bovine serum in China is RMB 400-500 million.

E. CELL CULTURE MEDIUM

Our cell culture medium product is to be offered by our joint venture with JR Scientific, Inc. JR Scientific is an important Company in the manufacture of classical and custom cell culture media and sera products on a direct basis and under special OEM contracts with other suppliers. J R Scientific, Inc. was the first to provide the industry with large-scale powdered media, low protein serum-free hybridoma and insect cell culture media, and bulk liquid media transfer systems.

The unprecedented increase in demand for cell culture products is a direct result of the increased popularity of biopharmaceuticals. Recombinant proteins, monoclonal antibodies, and nucleic acid-based treatments are among fastest growing products. Indeed, their ability to target diseases and minimize side effects has meant they are now one of every four products launched.

Cultivated cell-based products rely on a medium consisting of media, sera, and reagents to keep cells nourished. For as long as there is growth in biopharmaceuticals, we can expect increased interest in culture products that are the foundation for these products.

The US$1.4 billion world market for cell culture products utilized in biomanufacturing, process development, and research is expanding at double-digit rates. Asian markets will continue to make a significant contribution to total sales. It is estimated that the annual market size for cell culture medium product in China is around RMB 400 million.

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

Under the license agreement with Loyola, we have the right to file patent applications and the right to initiate and control any actions concerning any claims of infringement. Dr. Liang Qiao has applied for patents related to the papillomavirus technology in China, Japan and the U.S. The patent was granted in China on July 16, 2003 under patent publication number CN 133338A for a term of 20 years. The U.S. Patent and Trademark Office (PTO) issued the patent for papilloma pseudovirus and preparation on April 12, 2005 under patent number 6,878,541 B2. U.S. patents generally have a term of 20 years from the date of filing. This patent is due to expire in 2022. In the biotechnology industry, it often takes several years from the date of filing of a patent application to the date of a patent issuance, often resulting in a shortened period of patent protection, which may adversely affect our ability to exclude competitors from our markets. The patent application in Japan is pending. On February 17, 2005, we filed a continuation application of the U.S. patent for broader protection of the technology than the issued patent. During 2006, all the claims in the second application were issued by the U.S. PTO. The second patent number is 7,205,126. Under the license agreement, Loyola owns the patents related to the papillomavirus technology. This license was followed by a second exclusive license agreement for the same technology platform between our wholly owned subsidiaries Bio-Bridge Science Corp. and Bio-Bridge Science (Beijing), effective as of June 2002. This sublicense covers the territory of mainland China and expires in June 2012. Under the terms of the sublicense, Bio-Bridge (Beijing) may use the technology at no charge and has the right to file patent applications and enforce its right to the technology. It is expected that the sublicense will be renewed at 2012 at no additional cost. Also, we were notified by the Japan Patent Office that our application for the patent in Japan has been allowed and we will be granted the patent after we pay the registration fee.

LABORATORY/LAND USE

On May 28, 2003, we entered into a land use agreement with Beijing Airport High-Tech Park Co. Ltd, or BTA, regarding the use of the 2.8 acres of land, on which we currently have our research laboratory to conduct the clinical trial of our HIV vaccine. This agreement expires in 2053. Under the Chinese law, there is no private ownership of land, and accordingly, we do not own this land. Land use rights can be purchased and sold under Chinese law.

Under the current Chinese law, our land use right may be extended for an additional 50 years for a one-time fee. We have paid the entire land use price to BTA pursuant to the agreement.  The facility has 53,753 square feet of usable space.

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

There are currently two available HPV vaccines in the market - Merck’s Gardasil and GlaxoSmithKline’s Cervarix. Merck’s Gardasil was approved in 2006 in several countries. Gardasil is a quadrivalent, recombinant vaccine designed to reduce infection due to HPV types 6, 11, 16 and 18 and trials have already shown it to be effective for girls and women aged 9 to 26 years in the prevention of cervical cancer, precancerous or dysplastic lesions and genital warts. As of end of 2009, GlaxoSmithKline had won approval from the European Commission for its cervical cancer vaccine, Cervarix, and it was cleared for sale in nearly 100 countries and will compete with Gardasil. Cervarix is aimed to reduce infections due to HPV strains 16 and 18. The biggest difference between the two vaccines is that Cervarix is specifically designed to target two types of the virus, types 16 and 18, while Gardasil targets four types, two of which induce cancer and the other two induce genital warts.

Our HPV vaccine candidate is an oral vaccine that will be used to prevent HPV types 16, 18, 31, 45 and 58 infection (cover up to 90% of HPV causing cervical cancer). More Chinese women are infected by HPV type 58 than women in western countries. Therefore, our vaccine will prevent more HPV infections than Gardasil.  Although Gardasil and Cervarix are approved in several countries to sell, they have not yet been approved in China. Also we believe that our vaccine price and production cost will be lower than international competitors, and thus, we believe our future HPV vaccine will be very competitive if we succeed in commercializing it.

To our knowledge, currently there is no effective colon cancer vaccine commercially available in the market worldwide. We have some competitors in this field, such as Sanofi Pasteur’s ALVAC, Antigenics’s Oncophage, and Sinofi Aventis/Oxford Biomedica’s Trovax. Of these, Trovax is in Phase III clinical trials.

These competitors are all substantially larger and more established than Bio-Bridge and have significantly greater financial resources and experience in developing and marketing drugs than we do. Companies in our industry compete based on technological leadership and superiority, speed to market, improved patient outcomes, effective marketing and distribution and acceptance by medical professionals. Although companies are developing competing vaccines, we believe that our technology is proprietary and provides competitive advantage. We intend to explore potential collaborative relationships with Chinese pharmaceutical companies and other companies with vaccine sales experience to market our products. By developing such strategic relationships, we believe that we can enhance our competitive position in this competitive marketplace.

ENVIRONMENTAL REGULATION

The construction of our laboratory facility in China is subject to extensive inspection and evaluation by regulatory agencies in China, including Beijing Tianzhu Export Processing Zone Management Commission and Beijing Municipal Planning Commission. We retained the Environmental Impact Assessment Center at China Agriculture University to conduct the environmental impact assessment of the project as required by Chinese law. The environmental assessments were provided with regard to the construction of the laboratory facility. These assessments found no potential environmental hazard resulting from our research and development efforts. The assessment confirms our compliance with the environmental regulations and was accepted by the EPA of Beijing Municipal Government. Also, Bio-Bridge JRS has also passed the environmental impact assessment by the local government for the facility renovation.

SCIENTIFIC ADVISORY BOARD

Our Scientific Advisory Board provides specific expertise in areas of research and development relevant to our business and the members discuss with our management personnel from time to time about our present and long-term research and development activities. Scientific Advisory Board members include:

o Dr. Mitchell Kronenberg PhD, an internationally recognized leading expert on NKT cells and mucosal immunology. He currently is the Scientific Director and President of La Jolla Institute for Allergy & Immunology (LIAI) and Adjunct Professor of Biology at the University of California, San Diego. He has over 230 highly cited publications, many in the most influential scientific journals. He is currently on the Finance Committee of the American Association of Immunologists and serves as the Deputy Editor for the Journal of Immunology. He was named a Roy and Robert Kroc Distinguished Visiting Professor of Immunology and Medicine by the University of California, Davis in 2000, and was a Burroughs Wellcome Fund Visiting Professor at Harvard University in 2002.

o Katherine L. Knight, PhD, Professor and Chairperson, Department of Microbiology and Immunology, Stritch School of Medicine, Loyola University Chicago. She is an internationally recognized immunologist with over 125 publications. She has served as President of American Association of Immunologists. Dr. Knight's research has been supported by the National Institutes of Health and other national agencies.

EMPLOYEES

We currently have 68 employees, including four in clinical study preparatory work, six in research and development, eight in management/administration, one in regulatory affairs, one in public relations, 20 in manufacturing and general affairs and six in sales.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	AGE	INITIAL ELECTION OR POSITION HELD	APPOINTMENT DATE
Liang Qiao, M.D.	49	Chairman of the Board, Chief Executive Officer and Secretary	October 26, 2004
Wenhui Qiao	40	President and Director	October 26, 2004
Chuen Huei (Kevin) Lee	39	Chief Financial Officer	October 27, 2004
Toshihiro Komoike	57	Vice President and Director	October 26, 2004
Isao Arimoto	61	Vice President and Director	October 26, 2004
Shyh-Jing (Philip) Chiang	49	Director	October 26, 2004
Trevor Roy	63	Director	March 23, 2007
Cheung Hin Shun Anthony	55	Director	March 23, 2007

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

BUSINESS EXPERIENCE

DR. LIANG QIAO is one of our co-founders and has served as our chairman of the board of directors, chief executive officer and secretary since October 2004. Since February 2002, Dr. Qiao has served as director of our wholly owned subsidiary Bio-Bridge Science Corp. and has served as its chief executive officer and chairman of the board since May 2004.  Since July 2009, Dr. Qiao has served as a Professor at Loyola University Chicago, Strich School of Medicine. From July 2000 to June 2009, Dr. Qiao was an Associate Professor and from May 1994 to June 2000, Dr. Qiao was an Assistant Professor at Loyola University Chicago, Strich School of Medicine.  Dr. Qiao also worked as a research scholar at the German Cancer Research Center in Heidelberg, Germany. Dr. Qiao received a B.M. from Henan Medical University in China and an M.D. from Lausanne University in Switzerland.

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

ITEM 1A RISK FACTORS

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT OF $11,678,908 AS OF DECEMBER 31, 2009, AND WE MAY NEVER ACHIEVE PROFITABILITY.

We have yet to establish any history of profitable operations. We had insignificant revenues since our inception in February 2002 until  we acquired Bo-Bridge XBB on July 31, 2008.  Also, we estimate it will be in the second or third quarter of 2010 before revenues from our new joint venture, Bio-Bridge JRS, will occur and it is not expected to result in positive cash flows on a consolidated basis in the near future.  We incurred net losses of $415,476 in 2009 and $3,538,899 in 2008. These losses have resulted principally from research and development and general and administrative expenses. To date, we have engaged primarily in research, development and pre-clinical activities of our vaccine candidates. We anticipate that we will continue to incur substantial operating losses based on projected research and development and other operating costs for an indefinite period of time due to the significant costs associated with the development of our products. Even though we acquired Bio-Bridge XBB and the new joint venture of Bio-Bridge JRS, the contribution of net incomes and cash flows from these two subsidiaries is still not significant enough to support our operations for vaccine development. Our profitability will still require the successful development and commercialization of our HIV-PV Vaccine I, HPV vaccine, colon cancer vaccine and other product candidates. We may not be able to successfully develop and commercialize our vaccine candidates and generate enough revenues and net incomes to achieve profitability.

OUR INDEPENDENT AUDITORS HAVE ISSUED A REPORT QUESTIONING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The report of our independent auditors contained in our financial statements for the years ended December 31, 2009 and 2008 includes a paragraph that explains that we have incurred substantial losses. This report raises substantial doubt about our ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  We urge potential investors to review this report before making a decision to invest in Bio-Bridge Science.

WE NEED TO RAISE MORE FUNDS FOR OUR DEVELOPMENT PLANS. IF WE ARE UNABLE TO RAISE MORE FUNDS, OUR DEVELOPMENT PLANS MAY BE POSTPONED OR CURTAILED.

We must raise more money to fund the cost of developing, testing and obtaining regulatory approval of our vaccine candidates. To date, we have funded our operations through equity offerings. We will continue to raise money through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

Although Bio-Bridge XBB provides us with some cash flows, we will need to secure funding of our capital needs to develop and commercialize our core vaccine candidates. We may still need more capital to fully implement our business, operating and development plans. However, additional funding may not be available on favorable terms to us, or at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing shareholders. If we raise money through debt financing or bank loans, we may be required to secure the financing with all or part of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. If we fail to raise sufficient funds, we would have to curtail or cease operations.

AS A COMPANY IN THE EARLY STAGE OF DEVELOPMENT WITH AN UNPROVEN BUSINESS STRATEGY, OUR LIMITED HISTORY OF OPERATIONS MAKES EVALUATION OF OUR BUSINESS AND FUTURE PROSPECTS DIFFICULT.

We have had a limited operating history and our main vaccine candidates are still in development. Since our formation in February 2002, we have not yet demonstrated any ability to commercialize our vaccine candidates. As a result, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

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

We control a license with Loyola University of Chicago through an issued patent. However, the patent on which we rely may be challenged and invalidated. The patent that we have licensed from Loyola covering our technology was issued by the U.S. Patent and Trademark Office on April 12, 2005 and has a term of 20 years from the date of filing. This patent will not expire until 2022. We filed a continuation application of this issued patent with the Patent and Trademark Office to seek broader protection on our technology than the protection provided by the original patent, and the claims were all allowed. The patent in China was issued by the State Intellectual Property Office in July 2003. On March 1, 2010, we received a notice of allowance from the Japan Patent Office that we will be granted the patent in Japan after we submit the registration fee.

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

We estimate that the total drug approval process in China may take over three years for therapeutic vaccine and approximately five to seven years for preventative HIV PV Vaccine I. Also, we expect it would take over three years for HPV vaccine and colon cancer vaccine to finish the approval process. However, the SFDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed due to changes in government regulation, future legislation or administrative action or changes in SFDA policy that occur prior to or during our regulatory review. Delays or failure to obtain regulatory approvals may:

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

WE CURRENTLY HAVE NO MANUFACTURING FACILITY AND NO MANUFACTURING EXPERIENCE.

We have no manufacturing experience. Pre-clinical study of the vaccine on laboratory animals is being conducted through the collaboration between us and Loyola University of Chicago and Beijing Institute of Radiation Medicine, respectively. We have completed most of our manufacturing facility in China to produce HIV-PV Vaccine I for clinical trials on a commercial scale, and are in the process of purchasing equipment to allow us to manufacture our vaccine samples. However, we may not have adequate manufacturing capacity to produce HIV-PV Vaccine I on a commercial scale. Our lack of manufacturing experience could delay commercialization of our vaccine candidates, entail higher costs and result in our being unable to effectively sell our products.

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

The trading price of our common stock is subject to significant fluctuations due to a number of factors, including:

o our status as a company with a limited operating history and no revenues to date, which may make risk-averse investors more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the shares of a seasoned issuer in the event of negative news or lack of progress;

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

WE MAY RAISE ADDITIONAL CAPITAL THROUGH A SECURITIES OFFERING THAT WOULD DILUTE YOUR OWNERSHIP INTEREST AND VOTING RIGHTS.

Our certificate of incorporation currently authorizes our board of directors to issue up to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. On March 3, 2010, our board of directors will be entitled to issue up to 59,122,155 additional common shares and 1,000,000 additional preferred shares. The power of the board of directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of our stock is generally not subject to shareholder approval.

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

In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

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

Effective July 20, 2009, Bio-Bridge JRS leased a facility in Beijing, China at an annual rent of $36,245 in which it plans to commence cell culture medium operations in 2010.  The lease expires July 19, 2012.

Under the Chinese law, there is no private ownership of land, and accordingly, we do not own land. Land use rights can be purchased and sold under Chinese law.

In May 2003, we acquired a 50 year land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, on which we completed a laboratory and biomanufacturing facility in 2009 compliant with GMP regulations, which will be used primarily for clinical trials of our vaccine candidates.

At August 20, 2009, Bio-Bridge XBB purchased a land at LeSheng Economic Park District, Helingeer City, Inner Mongolia. The land area is 4.7 acres (approximately 18,933 square meters) and its cost was $166,290. The land will be used for the future manufacturing facility and headquarter for Bio-Bridge XBB.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently subject to either threatened or pending litigation, actions or administrative proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2009.

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

	High	Low
Fiscal 2009
First Quarter	$2.55	$0.65
Second Quarter	1.01	0.22
Third Quarter	2.00	0.47
Fourth Quarter	1.60	0.53

Fiscal 2008
First Quarter	$1.05	$0.70
Second Quarter	2.00	0.65
Third Quarter	3.50	0.80
Fourth Quarter	3.00	0.65

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of December 31, 2009, there were approximately 193 stockholders of record of our common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2009:

	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average per Share Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Compensation Plans
Equity Compensation Plans Approved by securities holders	1,877,000	$0.42	123,000
Equity Compensation Plans not approved by securities holders	4,420,000	$0.001	2,565,500
Total	6,297,000	$0.42	2,688,500

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

On July 20, 2009, the Company granted 1,083,000 options to purchase shares of common stock to employees, expiring 10 years from the date granted, and exercisable at $0.001 to $0.52 per share.  Options to purchase 3,000 shares of common stock are exercisable at $0.001 per share, options to purchase 840,000 shares of common stock are exercisable at $0.47 per share, and options to purchase 240,000 shares of common stock are exercisable at $0.52 per share. 283,000 of the options vested immediately and 700,000 of the options will vest ratably over 21 months.  The options were valued at $258,793; the fair value of the stock options on the date granted determined using a Black-Scholes pricing model. The Company recognized $71,863 of compensation expense from the date the options were granted through September 30, 2009 for the fair value of the vested options.

The fair value of the options granted on July 20, 2009 were determined using a Black-Scholes option pricing model with the following assumptions: 2.32% average risk-free interest rate; 179% expected volatility; six year expected term, and 0% dividend yield.

On December 18, 2009, the Company granted 351,500 options to purchase shares of common stock to employees, expiring 10 years from the date granted, and exercisable at $0.50 per share. 43,938 of the options vested immediately and 307,562 of the options will vest ratably over 21 months.  The options were valued at $185,873; the fair value of the stock options on the date granted determined using a Black-Scholes pricing model. The Company recognized $10,843 of compensation expense from the date the options were granted through December 31, 2009 for the fair value of the vested options.

The fair value of the options granted on December 18, 2009 were determined using a Black-Scholes option pricing model with the following assumptions: 1.62% average risk-free interest rate; 190% expected volatility; six year expected term, and 0% dividend yield.

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

OVERVIEW

Bio-Bridge Science, Inc. is a biotechnology company whose subsidiaries are focused on the commercial development of HIV-PV Vaccine I, HPV vaccine, colon cancer vaccine, mucosal adjuvant. Also, we sell bovine serum through our 51% owned subsidiary, Bio-Bridge XBB. The pre-clinical testing of HIV-PV Vaccine I on laboratory animals in Beijing, China was completed in June 2006. After the lab equipment is installed and we are able to produce vaccine candidate samples, we will apply to China's State Food and Drug Administration for approval to conduct clinical trials of HIV-PV Vaccine I. As of December 31, 2005, we had completed the construction of the outside body of our laboratory and bio-manufacturing facility in Beijing, China. The internal clean room installation project has been substantially completed as of end of 2006. We expect to pass the local government inspection and receive the necessary licenses in the second quarter of 2010, and by then the laboratory facility will be in operations fully. We acquired a 51% equity interest in Huhhot Xinheng Baide Biotechnology Co. Ltd. at the end of July in 2008.  Bio-Bridge XBB produces and sells bovine serum, a major material used in the production of vaccines.

On June 9, 2009, Bio-Bridge Science (HK) Co., Ltd., a wholly-owned subsidiary of Bio-Bridge Science, Inc. entered into an equity joint venture contract with JR Scientific Inc., a California based manufacturer of classical and custom cell culture medium and sera products and several other investors, to form a new cell culture medium joint venture in Beijing, China.  The registered capital of the joint venture is RMB 10,000,000 (approximately US$ 1,464,000). The company invested RMB 5,100,000 (approximately US$732,000) in cash in the joint venture for 51% of the equity and JRS contributed certain technology for 15% of the equity.  The balance of the equity was purchased by other investors.  On October 16, 2009, Bio-Bridge Science Inc. received a business license from the Beijing Administration for Industry and Commerce of the PRC indicating approval of the formation of Bio-Bridge JRS Biosciences (Beijing) Co., Ltd. (“Bio-Bridge JRS”).

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

The pre-clinical testing of HIV-PV Vaccine I on laboratory animals was completed in Beijing Institute of Radiation Medicine, and the testing result was issued in June 2006 and showed encouraging results. After the vaccine samples are produced in our GMP facility, we will submit application for clinical trials with the Chinese SFDA. We have purchased and installed the laboratory equipment and it is operating well. We plan to apply to the Chinese SFDA for the clinical trial in the third quarter of 2010. The clinical trial for therapeutic vaccine is expected to last three years. The clinical trial for preventive vaccine will last longer, most likely five to seven years.

We also plan to conduct the pre-clinical trials for colon cancer vaccine and HPV vaccine. We estimate that we will complete the pre-clinical trial of colon cancer vaccine by late 2010 and that of HPV vaccine by early 2011. We expect to enter clinical trials of colon cancer vaccine in the second half of 2011. As we discussed previously, clinical trial for therapeutic vaccine is expected to last three years. All the technology to make HIV vaccine and colon cancer vaccine is based on the technology co-developed by our CEO, Dr. Liang Qiao. Because we use the same technology to develop our potential vaccine products, we expect to use the same GMP facility in Beijing, China, to produce the HIV vaccine and colon cancer vaccine for pre-clinical and clinical trials.

To date we have funded our operations from funds we raised in private offerings. During the next twelve months, we will need to raise capital through an offering of our securities or from loans to continue research and development of our various vaccine product candidates in China as well as conducting potential acquisition activities in China. We estimate that our capital requirements for the next twelve months will be as follow:

o approximately $1.2 million for preparatory work and Phase I clinical study of HIV-PV Vaccine I;

o approximately $1.2 million for working capital and general corporate needs;

o approximately $1.0 million for pre-clinical trials on colon cancer vaccine and HPV vaccine; and

o approximately $0.5 million for pre-clinical trials on adjuvant.

We expect that the therapeutic vaccine can be brought to market in three years and the preventive vaccine can be brought to market in five to seven years, if we are successful in raising funds to complete development of the vaccines. As of December 31, 2009, our cash and cash equivalents and trading securities position was $1,643,895. Although we raised capital in 2008 and 2009 in private placements, we will still need to raise additional funds through the public or private sales of our securities, loans, or a combination of the foregoing to meet our planned operations. We cannot guarantee that financing will be available to us, on acceptable terms or at all. We also may borrow from local banks in China given that our land use right and laboratory facility could be used as collateral for borrowing. If we fail to obtain other financing in the next 12 months, either through an offering of our securities or by obtaining additional loans, we may be unable to develop our planned projects as scheduled and may be forced to scale back.

Distribution of Xinhua surgical instruments

We signed an exclusive agency agreement with Xinhua Surgical Instruments Co. Ltd. to distribute its operational instruments in the United States at the end of 2005. We are currently seeking collaboration with local distributors and developing markets for Xinhua instruments. We built up a B2C website devoted to selling Xinhua surgical instruments in 2008. Also, we initiated some marketing campaigns, such as buying Google keywords. As a result of our efforts, our surgical instrument sales increased from $23,251 in 2008 to $80,290 in 2009, a 245% increase.

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

On July 31, 2008, the Company completed the acquisition of Huhhot Xinheng Baide Biotechnology Co. Ltd., (“XHBD”), in which the Company purchased 51% of the outstanding capital interests of XHBD for RMB 6 million (approximately US$ 881,000).  XHBD was incorporated on May 17, 2006 under the laws of the People’s Republic of China (“PRC”) as a limited company. XHBD is located in the city of Huhhot in Inner Mongolia, China. The primary operations of the Company are the manufacture and distribution of bovine serum products, which is used in research and production of vaccines. We completed the 51% acquisition of Xinheng Baide on July 31, 2008 and its operations are included in our consolidated financial statements beginning August 1, 2008. At July 1, 2009, XHBD changed its name to Bio-Bridge Xinheng Baide( Inner Mongolia) Biotechnology Co. Ltd. ( “Bio-Bridge XBB”).

At August 20, 2009, Bio-Bridge XBB purchased a land at LeSheng Economic Park District, Helingeer City, Inner Mongolia. The land area is 4.7 acres (approximately 18,933 square meters) and its cost was $166,290. The land will be used for the future manufacturing facility and headquarters for Bio-Bridge XBB.

Joint Venture

On June 9, 2009, Bio-Bridge Science (HK) Co., Ltd., a wholly-owned subsidiary of Bio-Bridge Science, Inc. entered into an equity joint venture contract with JR Scientific Inc., a California based manufacturer of classical and custom cell culture medium and sera products and several other investors, to form a new cell culture medium joint venture in Beijing, China.  The registered capital of the joint venture will be RMB 10,000,000 (approximately US$1,464,000). The company invested RMB 5,100,000 (approximately US$732,000) in cash in the joint venture for 51% of the equity and JRS contributed certain technology for 15% of the equity.  The balance of the equity was purchased by other investors, including 11% by China Diamond, an entity controlled by Trevor Roy, one of our directors.

On October 16, 2009, Bio-Bridge Science Inc. received a business license from the Beijing Administration for Industry and Commerce of the PRC indicating approval of the formation of Bio-Bridge JRS Biosciences (Beijing) Co., Ltd. (“Bio-Bridge JRS”). Bio-Bridge JRS was officially established at the end of October 2009.

The plant was decorated and major equipment has been purchased. The major production technology is transferred from JRS and the technicians are being trained to produce the qualified cell culture medium samples.  We expect that Bio-Bridge JRS will formally produce and sell cell culture medium and related products in China in the third quarter of 2010.

Results of Operations

Year ended December 31, 2009 Compared to Year ended December 31, 2008

During the years ended December 31, 2009 and 2008, we had revenues of $963,755 and $618,705, respectively. The increase was due to sales from XHBD for $288,011 and the increase in sales of surgical instrument of $57,039 in 2009.  The cost of revenues was $610,176 in 2009 and $467,983 in 2008.   XHBD’s financial results are included in our consolidated financial statements beginning August 1, 2008.  As a result, the revenue and cost of goods sold increased in 2009 due to a full year of XHBD’s sales and our continued efforts to sell surgical instruments in the United States.

For the year ended December 31, 2009, research and development expense was $277,457 as compared to $104,422 for the year ended December 31, 2008. The increase of $173,035 resulted from the intensified pre-clinical development of our HIV-PV Vaccine I in Beijing laboratory facility and the increased depreciation expense of the laboratory, which we started to accrue since July 1, 2009 .

For the year ended December 31, 2009, general and administrative expense was $1,223,593, as compared to $3,431,609 for the year ended December 31, 2008. The expenses occurred in 2008 were $2,208,016 more than that incurred in 2009, which was due primarily to stock compensation cost of $2.3 million in association with warrants issued in private placements in which we raised $3.98 million from directors or corporations controlled by our director in 2008. The selling and distribution expenses were $183,751 in the year ended December 31, 2009 as compared to $140,820 for the year ended December 31, 2008. The increase of $42,931 was due primarily to the increased selling and distribution expense of XHBD, which was $111,894 as compared to $50,288 in 2008. The selling and distribution expenses of Delaware office was decreased from $90,532 to $71,857.

Net loss attributable to Bio Bridge Science for the year ended December 31, 2009, was $415,476 as compared to $3,538,899 for the year ended December 31, 2008. This decrease in net loss was primarily attributable to a decrease in general and administrative expenses, which was mainly composed of compensation costs related to private placements in which we raised $3.98 million from directors or corporations controlled by our director in 2008.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalent and trading securities balances, which totaled $1,643,895 at December 31, 2009 and $1,601,886 at December 31, 2008.

Net cash used in operating activities was $1,201,980 for the year ended December 31, 2009 and $832,170 for the year ended December 31, 2008. The difference was mainly due to the change in working capital.

Cash flows provided (used) in investing activities was $(892,023) for the year ended December 31, 2009 and $162,198 for the year ended December 31, 2008. This change was due to proceeds from sale of trading securities in 2008 offset by an increased investment in long term assets in 2009.

Net cash provided by financing activities was $2,087,284 for the year ended December 31, 2009 as compared to $2,190,664 in the year ended December 31, 2008. The Company received investment from shareholders and minority interests of $1,869,945 and $234,346 respectively in 2009 as compared to $2,182,349 from shareholders in 2008.

From February 11, 2002 (inception) to December 31, 2009, we have an accumulated deficit of $11,678,908.  Our operations have been funded through issuances of our common stock and preferred stock whereby we raised an aggregate $8,365,888 from February 11, 2002 (inception) through December 31, 2009.

During 2008, the Company sold 5,841,610 shares of its common stock to seven individuals for a total of $4,245,999.  Four of these individuals, who purchased a total of 5,488,276 shares of common stock for a total of $3,980,000, are members of our Board of Directors.  Some of the sales agreements also included warrants to purchase common stock.

Based on our current operating plan, we believe that we have sufficient cash and cash equivalents to last approximately through January 2011. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond January 2011. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions, for services, and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (“FASB”). The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee share-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total share-based compensation charge is recorded in the period of the measurement date.

The fair value of Bio-Bridge’s common stock option grants are estimated using the Black-Scholes-Merton option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton option pricing model could materially affect compensation expense recorded in future periods.

Impairment of Long-Lived Assets, Goodwill and Intangible Assets

We review long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable in accordance with the authoritative guidance provided by the FASB.  Our long-lived assets, such as property and equipment, are reviewed for impairment when events and circumstances indicate that depreciable or amortizable long lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current value.

We use various assumptions in determining the current fair value of these assets, including future expected cash flows and discount rates, as well as other fair value measurements. Our impairment loss calculations require us to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.  If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results.

Inventory Valuation

Inventories are stated at the lower of cost or market.  Market is defined as current replacement cost, except that market should not exceed the net realizable value and should not be less than net realizable value reduced by an allowance for an approximately normal profit margin. The cost of inventories is determined by using the first-in, first-out method. We perform a monthly analysis of our inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. Our determination of estimated net realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value.

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. For stock-based derivative financial instruments, the Company uses both the Black-Scholes-Merton option pricing models to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

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

In June 2009, the FASB made an updated the principle for the consolidation of variable interest entities.  Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIE’s. This update will be effective for fiscal years beginning after November 15, 2009. The Company does not currently believe that the adoption of this update will have any effect on its consolidated financial position and results of operations.

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

Lease Commitments

As of December 31, 2009, we had remaining outstanding commitments with respect to our non-cancelable operating leases as follows: $55,249 for the year ending December 31, 2010, $36,245 for the year ending December 31, 2011, and $18,122 for the year ending December 31, 2012.

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, we have obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of December 31, 2009, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

Contractual Obligations

Payments due under contractual obligations at December 31, 2009 mature as follows:

	Payments due by period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years
Lease obligation	$110	$55	$55
Payable to contractors	42	42
R&D agreement obligation	5	5	-
Total	$157	$102	$55

ITEM 7A- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Issuance of Common Stock

See PART II Item 5 for issuance of unregistered common stock.

Inflation

Inflation has not had a material impact on our business.

Currency Exchange Fluctuations

Most of the Company’s revenues and some of the expenses in 2009 were denominated primarily in Renminbi (“RMB”), the currency of the PRC, and was converted into US dollars at the exchange rate of 6.8282 to 1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. There could be no assurance that RMB/U.S. dollar exchange rates will remain stable in the future. A fluctuation of RMB relative to the U.S. dollar would affect our business, financial condition and results of operations. We do not engage in currency hedging.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements together with the report of Independent Registered Public Accounting Firm appear beginning on Page F-1 of this Report.

ITEM 9- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2009 at the reasonable assurance level due to the material weaknesses described below.

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

During 2009, there has been an ongoing focus on addressing the material weaknesses in disclosure and financial reporting controls. The remedial actions undertaken include periodic review of our accounting treatment in accordance with the US GAAP and related accounting pronouncements. We had hired additional capable accounting personnel in the second quarter of 2009.

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

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND COPRORATE GOVERNANCE

The following table sets forth the names, ages, and positions of our directors and executive officers.

NAME	AGE	INITIAL ELECTION OR POSITION HELD	APPOINTMENT DATE
Liang Qiao, M.D.	49	Chairman of the Board, Chief Executive Officer and Secretary	October 26, 2004
Wenhui Qiao	39	President and Director	October 26, 2004
Chuen Huei (Kevin) Lee	38	Chief Financial Officer	October 27, 2004
Toshihiro Komoike	56	Vice President and Director	October 26, 2004
Isao Arimoto	60	Vice President and Director	October 26, 2004
Shyh-Jing (Philip) Chiang	48	Director	October 26, 2004
Trevor Roy	62	Director	March 23, 2007
Cheung Hin Shun Anthony	54	Director	March 23, 2007

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

BUSINESS EXPERIENCE

DR. LIANG QIAO is one of our co-founders and has served as our chairman of the board of directors, chief executive officer and secretary since October 2004. Since February 2002, Dr. Qiao has served as director of our wholly owned subsidiary Bio-Bridge Science Corp. and has served as its chief executive officer and chairman of the board since May 2004.  Since July 2009, Dr. Qiao has served as a Professor at Loyola University Chicago, Strich School of Medicine. From July 2000 to June 2009, Dr. Qiao was an Associate Professor and from May 1994 to June 2000, Dr. Qiao was an Assistant Professor at Loyola University Chicago, Strich School of Medicine.  Dr. Qiao also worked as a research scholar at the German Cancer Research Center in Heidelberg, Germany. Dr. Qiao received a B.M. from Henan Medical University in China and an M.D. from Lausanne University in Switzerland.

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

MR. CHEUNG HIN SHUN ANTHONY's early career was in finance, accounting and auditing with John B P Byrne & Co., now Grant Thornton in Hong Kong. This formed the foundation of a successful business management and investment career over 25 years that now includes: ownership of manufacturing facilities in Hong Kong and China (Dongguan) with in excess of 10,000 employees producing over 200 million consumer products annually; ownership of a Class 2 hospital in China (Fujian); and (commercial) real estate investments and developments in Hong Kong, China and the United States.

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

No individual on our board of directors possesses all of the attributes of an audit committee financial expert and no one on our board of directors is deemed to be an audit committee financial expert. In forming our board of directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Mr. Lee, our Chief Financial Officer, serves as our financial expert regarding generally accepted accounting principles and general application of such principles in connection with the accounting for estimates and accruals, including an understanding of internal control procedures and policies over financial reporting, and maintains sufficient experience analyzing or evaluating financial statements in such depth and breadth as may be required of an audit committee financial expert. However, Mr. Lee is not an elected director of the company. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our board of directors. As a result, we are looking for suitable and renowned professionals to serve the capacity of audit committee financial experts.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to Section 16(a). Except for filings related to stock option grants in 2009, To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 209 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal year ended December 31, 2009. The following table summarizes all compensation for fiscal year 2009 and 2008 received by our chief executive officer and our four highest paid officers in fiscal year 2009 and 2008.

The following Summary Compensation Table sets forth certain information regarding the compensation of our named executive officers for services rendered in all capacities to Bio-Bridge during the year ended December 31, 2009 and 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Stock Incentive Plan Compensation ($)	All other Compensation . ($)	Total ($)
Liang Qiao, MD Chief Executive Officer Chairman of the Board	2009 2008	0 0	0 0	$0 0	$57,354 0	0 0	0 0	$57,354 0

Wenhui Qiao President and Director	2009 2008	$6,146 25,337	$0 0	$0 5,200	$45,463 0	0 0	0 0	$51,609 30,537

Chuen Huei (Kevin) Lee, Chief Financial Officer	2009 2008	$51,888 102,000	0 0	$2,500 0	$36,046 0	0 0	0 0	$90,434 102,000

Toshihiro Komoike Vice President and Director	2009 2008	$21,000 36,000	0 0	$0 5,200	$9,417 0	0 0	0 0	$30,417 41,200

(1)
Represents fair market value of options vested during the year ended December 31, 2009 and 2008, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in Note 8, Shareholders Equity, of our consolidated financial statements.

The following table sets forth information concerning grants of plan based awards to the named executive officers at December 31, 2009.

Grants of Plan-Based Awards Table For 2009

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards : Number of Shares of Stock or Units(#)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards( $/sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Liang Qiao, MD Chief Executive Officer Chairman of the Board	July 20,2009	-	-	-	-	-	-		240,000	0.52	$57,354
Wenhui Qiao President and Director	July 20,2009	-	-	-	-	-	-		190,000	0.47	$45,463
Chuen Huei (Kevin) Lee, Chief Financial Officer	July 20, 2009	-	-	-	-	-	-	10,000	150,000	0.47	$38,546
Toshihiro Komoike Vice President and Director	July 20, 2009	-	-	-	-	-	-		40,000	0.47	$9,417

The following table sets forth information concerning the outstanding equity awards granted to the named executive officers at December 31, 2009.

Outstanding Equity Awards at Fiscal Year End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($/Sh)	Option Expiration Date	Number Of Shares Or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number Of Unearned Shares That Have not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That have Not Vested ($)
Liang Qiao	600,000	0	0	0.55	10-13-2015	0	0	0	0
	90,000	150,000	0	0.52	7-20-2019	0	0	0	0
Wenhui Qiao	200,000	0	0	0.5	10-13-2015	0	0	0	0
	150,000	0	0	0.001	10-13-2015	0	0	0	0
	77,500	112,500	0	0.47	7-20-2019		0	0	0
Chuen Huei	200,000	0	0	0.5	10-13-2015	0	0	0	0
(Kevin) Lee	150,000	0	0	0.001	10-13-2015	0	0	0	0
	37,500	112,500	0	0.47	7 -20-2019		0	0	0
Toshihiro	150,000	0	0	0.5	10-13-2015	0	0	0	0
Komoike	40,000	0	0	0.47	7-20-2019	0	0	0	0

 (1) All the above-named officer’s employment with Bio-Bridge Science, Inc. commenced on October 26, 2004.

COMPENSATION OF DIRECTORS

Each of our seven directors receive an option to purchase 40,000 shares of common stock for services as a director in 2009 in addition to expense reimbursement in connection with attending board meetings.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

We currently do not have any employment agreements with our executive officers.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding beneficial ownership of our securities as of December 31, 2009 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each class of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, their address is c/o Bio-Bridge Science, Inc., 1211 West 22nd Street, Suite 615, Oak Brook, IL 60523. As of December 31, 2009 there were 40,877,445 shares of common stock and 4,000,000 shares of preferred stock issued and outstanding.

COMMON STOCK

NAME OF DIRECTOR, OFFICER AND OUTSTANDING BENEFICIAL OWNER	NUMBER OF SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENTAGE OF SHARES
Liang Qiao, M.D.(1)	14,485,000	25.0%
Wenhui Qiao(2)	2,251,250	3.9%
Chuen Huei (Kevin)Lee(3)	456,250	*
Toshihiro Komoike(4)	1,020,000	1.8%
Isao Arimoto(5)	3,935,000	6.8%
Shyh-Jing (Philip) Chiang(6)	961,111	1.7%
Trevor Roy(7)	10,916,552	18.9%
Cheung Hin Shun Anthony (8)	8,020,000	13.9%
All Officers and Directors as a Group (8 Persons)	42,045,163	72.7%

(1) Includes an option to purchase 600,000 shares and an option to purchase 115,000 shares, of which 25,000 shares are exercisable within 60 days of March 2, 2010.

(2) Includes 825,000 shares, 20,000 warrants to purchase common stock, an option to purchase 150,000 shares, an option to purchase 250,000 shares and an option to purchase 96,250 shares, of which 18,750 shares are exercisable within 60 days. Also includes 850,000 shares held by Mingjin Yu, Mr. Qiao's wife. Mr. Qiao disclaims beneficial ownership of the shares held by his wife, except to the extent of his pecuniary interest therein.

(3) Includes an option to purchase 150,000 shares, and an option to purchase 250,000 shares and an option to purchase 56,250 shares, of which 18,750 shares are exercisable within 60 days.

(4) Includes 750,000 shares, an option to purchase 150,000 shares and an option to purchase 40,000 shares and 20,000 warrants to purchase common stock.

(5) Includes 2,125,000 shares, an option to purchase 250,000 shares, an option to purchase 40,000 shares, and 1,500,000 shares owned by Yukiko Arimoto, Mr. Arimoto's wife. Mr. Arimoto disclaims beneficial ownership of the shares held by his wife, except to the extent of his pecuniary interest therein.

(6) Includes 786,111 shares, an option to purchase 5,000 shares and an option to purchase 40,000 shares. Also includes 100,000 shares held by Mei-Ju Shi, Mr. Chiang 's wife. Mr. Chiang disclaims beneficial ownership of the shares held by his wife, except to the extent of his pecuniary interest therein.

(7) Includes 2,000,000 preferred shares convertible into common stock owned through directly or indirectly controlled companies and an option to purchase 40,000 shares and 4,948,276 warrants to purchase common stock.

(8) Includes 2,000,000 preferred shares convertible into common stock, an option to purchase 40,000 shares and 3,500,000 warrants to purchase common stock.

*  less than 1%

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

Investments

The Company sold 366,667 investment units with a unit price at $0.75 for total consideration of $275,000 in the second quarter of 2008. Each unit included one share of common stock, a three-year warrant to purchase one-half share of common stock at $0.75 and a five-year warrant to purchase one-half share of common stock at $1.20 (an aggregate of 366,667 warrants). Two directors of the Company each purchased 20,000 investment units in the offering.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2009 and December 31, 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		December 31, 2009	December 31, 2008
(i)	Audit Fees	$171,603	$238,575
(ii)	Audit Related Fees	—	—
(iii)	Tax Fees	—	—
(iv)	All Other Fees	—	—

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

BIO-BRIDGE SCIENCE, INC.

Dated: March 31, 2010	By:	/s/ Liang Qiao, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Liang Qiao	Chief Executive Officer, Secretary and	March 31, 2010
Liang Qiao, M.D.	Chairman of the Board (Principal Executive Officer)

/s/ Chuen Huei (Kevin) Lee	Chief Financial Officer (Principal	March 31, 2010
Chuen Huei (Kevin) Lee	Financial and Accounting Officer)

/s/ Wenhui Qiao	President and Director	March 31, 2010
Wenhui Qiao

/s/ Shyh-Jing (Philip) Chiang	Director	March 31, 2010
Shyh-Jing (Philip) Chiang

/s/ Isao Arimoto	Director	March 31, 2010
Isao Arimoto

/s/ Toshihiro Komoike	Vice President and Director	March 31, 2010
Toshihiro Komoike

/s/ Trevor Roy	Director	March 31, 2010
Trevor Roy

/s/ Cheung Hin Shun Anthony	Director	March 31, 2010
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

10.8	Exclusive Agency Agreement between Registrant and Xinhua Surgical Instruments Co., Ltd. dated November 16, 2005. (incorporated by reference to an exhibit to Form 8-K filed November 11, 2005)

10.9	Investment Agreement between Registrant and Dutchess Private Equities Fund, L.P. dated November 29, 2005(incorporated by reference to an exhibit to Form 8-K filed December 2, 2005).

10.10	Registration Rights Agreement between Registrant and Dutchess Private Equities Fund, L.P. dated November 29, 2005. (incorporated by reference to an exhibit to Form 8-K filed November 11, 2005)

10.11	Code of Ethics (incorporated by reference to an exhibit to Form 10-KSB filed March 31, 2007).

10.12	Securities Purchase Agreement dated January 2007(incorporated by reference to an exhibit to Form 10-KSB filed March 31, 2007).

10.13	Common Stock Warrant Purchase Agreement dated January 2007(incorporated by reference to an exhibit to Form 10-KSB filed March 31, 2007).

10.14	Registration Right Agreement dated January 2007(incorporated by reference to an exhibit to Form 10-KSB filed March 31, 2007).

10.15	Exclusive Agency Agreement between Registrant and Xinhua Surgical Instruments Co., Ltd. dated March 17, 2008 (incorporated by reference to an exhibit to Form 10-KSB filed on March 31, 2008).

10.16	Sale and Purchase Agreement between Registrant and Huhhot Xinheng Baide Technology Co. Ltd. dated April 30, 2008 (incorporated by reference to EX. 1.01 to Form 8-K filed on May 1, 2008).

10.17	Regulation S Securities Purchase Agreement between Registrant, NFR International Pty Limited, and China Diamond Limited (incorporated by reference to EX. 1.01 to Form 8-K filed on July 3, 2008).

10.18	Promissory Note issued by NFR International Pty Limited dated July 2, 2008 (incorporated by reference to EX 1.02 to Form 8-K filed on July 3, 2008).

10.19	Promissory Note issued by China Diamond Limited dated July 2, 2008(incorporated by reference to EX 1.03 to Form 8-K filed on July 3, 2008).

10.20	Regulation S Securities Purchase Agreement between Registrant and Cheung Hin Shun Anthony dated July 9,2008 (incorporated by reference to EX 1.01 to Form 8-K filed on July 11, 2008).

10.21	Promissory Note issued by Cheung Hin Shun Anthony dated July 9, 2008 (incorporated by reference to EX 1.02 to Form 8-K filed on July 11, 2008).

10.22	2008 Stock Incentive Plan (incorporated by reference to Form 10KSB filed March 31, 2009

10.23*	Equity Joint Venture Contract dated June 9, 2009 (incorporated by reference to Exhibit 1 to Form 8-K filed June 10, 2009).

31.1 *	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2009 AND 2008

CONTENTS

PAGE 42	Report of Independent Registered Public Accounting Firm
PAGE 43	Consolidated Balance Sheets as of December 31, 2009 and 2008
PAGE 44	Consolidated Statements of Operations for the years ended December 31, 2009 and 2008
PAGE 45-46	Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2009 and December 31, 2008
PAGE 47-48	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008
PAGE 49-63	Notes to Consolidated Financial Statements for the years ended December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bio-Bridge Science Inc.

We have audited the accompanying consolidated balance sheets of Bio-Bridge Science Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Bridge Science Inc. and Subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Bio-Bridge Science Inc. and Subsidiaries will continue as a going concern.  The Company has experienced recurring losses since inception.  This condition raises substantial doubt regarding the Company's ability to continue as a going concern.  Management's plans in regard to this matter are described in Note 1 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests and for determining if certain instruments (or embedded features) are indexed to its own stock effective January 1, 2009.

WEINBERG & COMPANY, P.A.

Los Angeles, California.
March 22, 2010

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,481,851	$1,486,252
Accounts receivable, net	471,236	340,633
Inventories	589,730	491,347
Trading securities, at fair value	162,044	115,634
Prepaid expenses and other current assets	62,663	38,364

Total Current Assets	2,767,524	2,472,230

Property and equipment, net	3,465,302	243,507
Construction in progress	-	2,676,938
Land use rights, net	522,510	372,696
Intangible assets	219,677	-
Goodwill	243,248	243,248

Total Long-term Assets	4,450,737	3,536,389

TOTAL ASSETS	$7,218,261	$6,008,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$161,122	$265,682
Accrued expenses and other payables	144,795	158,686
Payable for leasehold and equipment purchases	273,558	-
Payable to contractors	42,471	185,929
Due to director	15,183	32,189
Derivative liabilities	377,013	-
Total Current Liabilities	1,014,142	642,486

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,000,000 shares issued and outstanding	4,000	4,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 40,819,285 and 34,931,009 shares issued and outstanding, respectively	40,819	34,931
Additional paid-in capital	16,475,947	12,912,545
Preferred stock dividend, payable in common shares	74,200	137,000
Subscription receivable	(210,325)	(2,062,670)
Stock to be issued, 350,960 and 5,818,276 shares, respectively	248,140	4,559,056
Accumulated other comprehensive gain	261,948	259,893
Accumulated deficit	(11,678,908)	(11,000,931)

Total Bio-Bridge Science, Inc. shareholders’ equity	5,215,821	4,843,824
NONCONTROLLING INTEREST	988,298	522,310
Total Equity	6,204,119	5,366,134

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,218,261	$6,008,619

See accompanying notes to the consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	For The Year Ended
	December 31, 2009	December 31, 2008
Revenue	$963,755	$618,705

Cost of goods sold	(610,176)	(467,983)
Gross profit	353,579	150,722

Research and development costs	(277,457)	(104,422)
Selling and distribution expenses	(183,751)	(140,820)
General and administrative expenses	(1,223, 593)	(3,431,609)

Loss from operations	(1,331, 222)	(3,526,129)

Interest income(expense)	(2,131)	523
Change of fair value of derivative liability	912,356	-
Unrealized gain(loss) on trading securities	46,410	(90,745)
Loss on sale of trading securities	-	(3,527
Dividend income	15,300	70,579
Loss before income taxes and minority interest	(359,287)	(3,549,299)

Provision for income taxes	(44,224)	(34,892)

Net loss	(403,511)	(3,584,191)

Net income (loss) attributable to noncontrolling interest	11,965)	(45,292)

Net loss attributable to Bio-Bridge Science, Inc.	(415,476)	(3,538,899)

Preferred stock dividends	(387,200)	(360,000)

Net loss attributable to common shareholders	$(802,676)	$(3,898,899)

Net loss per share, attributable to common shareholders, basic and diluted	$(0.02)	$(0.11)

Weighted average shares outstanding, basic and diluted	36,151,140	34,578,525

See accompanying notes to the consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock		Preferred stock		Preferred stock dividend payable in	Additional	Common Stock	Accumulated Other	Subscriptions	Accumulated	Non controlling
	Shares	Amount	Shares	Amount	common share	Paid-in Capital	To be Issued	Comprehensive Gain	Receivable	Deficit	interest	Total

BALANCE January 1, 2008	34,357,676	$34,358	4,000,000	$4,000	$137,000	$10,349,611	$50	$221,358	$(20)	$(7,102,032)		$3,644,325

Sale of 5,841,610 shares of common stock at $0.725 to $0.75 per share for cash	113,333	113				84,886	4,160,000		(2,062,650)			2,182,349

Stock based compensation to directors							376,056					376,056

Fair value of warrants issued to directors						1,903,586						1,903,586

Fair value of vested employee stock options						127,372						127,372

Fair value of stock issued for services	50,000	50				87,450	23,000					110,500

Accrual of preferred stock dividend					360,000					(360,000)

Payment of preferred stock dividend	360,000	360			(360,000)	359,640

Issuance of shares	50,000	50					(50)

Foreign currency translation gain								38,534				38,534

Acquisition of noncontrolling interest	-	-	-	-	-	-	-	-	-	-	567,602	567,602

Net loss										(3,538,899)	(45,292)	(3,584,191)

BALANCE December 31, 2008	34,931,009	$34,931	4,000,000	$4,000	$137,000	$12,912,545	$4,559,056	$259,893	$(2,062,670)	$(11,000,931)	$522,310	$5,366,134

See accompanying notes to the consolidated financial statements.
 (Continued)

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

					Preferred stock
					dividend payable		Accumulated Other	Common			Non
	Common Stock		Preferred stock		in common	Additional	Comprehensive	Stock To be	Subscriptions	Accumulated	controlling
	Shares	Amount	Shares	Amount	share	Paid-in Capital	Gain	Issued	Receivable	Deficit	interest	Total

BALANCE December 31, 2008	34,931,009	$34,931	4,000,000	$4,000	$137,000	$12,912,545	$259,893	$4,559,056	$(2,062,670)	$(11,000,931)	$522,310	$5,366,134

Cumulative effect of change in accounting principle-January 1,2009 reclassification of conversion feature and warrants to derivative liability	-	-	-	-	-	(1,414,068)	-	-	-	124,699	-	(1,289,369)
Balance January 1, 2009, as adjusted	34,931,009	34,931	4,000,000	4,000	137,000	11,498,477	259,893	4,559,056	(2,062,670)	(10,876,232)	522,310	4,076,765
Sale of 12,800 shares of common stock for cash	-	-	-	-	-	-	-	17,600	(40)	-	-	17,560

Accrual of preferred stock dividend	-	-	-	-	387,200	-	-	-	-	(387,200)	-	-

Payment of preferred stock dividend through issuance of common shares	360,000	360	-	-	(450,000)	449,640	-	-	-	-	-	-

Fair value of vested options	-	-	-	-	-	184,302	-	-	-	-	-	184,302

Fair value of shares issued for services	-	-	-	-	-	-		20,540				20,540

Issuance of shares	5,538,276	5,538				4,343,518		(4,349,056)				-

Cancellation of shares	(10,000)	(10)	-	-	-	10	-	-	-	-	-	-

Proceeds from previously purchased shares	-	-	-	-	-	-	-	-	1,852,385	-		1,852,385

Foreign currency translation gain	-	-	-	-	-	-	2,055	-	-	-	-	2,055

Capital proceeds from noncontrolling interest											454,023	454,023

Net Loss	-	-	-	-	-	-	-	-	-	(415,476)	11,965	(403,511)

BALANCE December 31, 2009	40,819,285	$40,819	4,000,000	$4,000	$74,200	$16,475,947	$261,948	$248,140	$(210,325)	$(11,678,908)	$988,298	$6,204,119

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASHFLOW
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(403,511)	$(3,584,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	178,026	34,656
Amortization of land use right	19,065	18,476
Fair value of vested options	184,302	127,372
Fair value of shares issued for services	20,540	2,390,140
Unrealized loss on trading securities	(46,410)	90,745
Loss on sale of trading securities	-	3,527
Change in fair value of derivative liability	(912,356)	-
Accounts receivable	(130,603)	(145,864)
Inventories	(98,383)	233,272
Prepaid expense and other current assets	(24,299)	7,656
Accounts payable	(104,560)	(5,428)
Accrued expenses and other payables	(13,891)	(13,264)
Payable to contractors	-	10,733
Net Cash Used In Operating Activities	(1,332,080)	(832,170)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in construction in progress	-	(723,279)
Purchase of property and equipment	(449,326)	(20,593)
Purchase of land use right	(169,139)	-
Proceeds from sale of trading securities	-	1,300,010
Purchase of business, net of cash acquired	-	(393,940)
Payable to contractors	(143,458)	-

Net Cash Provided By (Used In) Investing Activities	(761,923)	162,198

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,869,945	2,182,349
Capital proceeds from noncontrolling interest	234,346	-
Due to director	(17,007)	8,315
Net Cash Provided By Financing Activities	2,087,284	2,190,664

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,719)	1,520,692

Effect of exchange rate changes on cash	2,318	(138,812)
Cash and cash equivalents, beginning of year	1,486,252	104,372

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,481,851	$1,486,252

(Continued)

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASHFLOW
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008(Continued)

	For the Year Ended December 31, 2009		For the Year Ended December 31, 2008

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$		$-
Income taxes paid		$49,428	$-
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Cumulative effect of change in accounting principal January 1, 2009 for reclassification of conversion feature and warrants to derivative liability		$1,289,369	$-
Noncontrolling interest contribution of asset		$219,677	$-
Accrual of preferred stock dividend		$387,200	$360,000
Reclassify construction in progress to property and equipment		$2,676,938	$-
Payable for purchase of property and equipment		$273,558	$-
Payment of preferred stock dividend		$450,000	$360,000

See accompanying notes to the consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

BBS was incorporated in the Cayman Islands on February 11, 2002.  At the time of the exchange, BBS held a 100% interest in Bio-Bridge Science (Beijing) Corp. ("Bio-Bridge Beijing"), a wholly-foreign funded enterprise of the People's Republic of China ("PRC") which was established on May 20, 2002. Bio Bridge Beijing is currently engaged in the development and commercialization of several vaccine candidates, such as HIV-PV vaccine I, cervical cancer vaccine, colon cancer vaccine, in mainland China.

On July 31, 2008, the Company acquired 51 percent of the outstanding capital interest of Bio-Bridge Xinheng Baide Biotechnology Co., Ltd. (“Bio-Bridge XBB”). The primary operations of Bio-Bridge XBB are the manufacture and distribution of bovine serum products, which is used in research, the production of pharmaceuticals, and production of veterinary medicines.

In June, 2009, the Company entered into an equity joint venture contract to purchase 51 percent of Bio-Bridge JRS Biosciences (Beijing) Co., Ltd. (“Bio-Bridge JRS”). On October 16, 2009 the joint venture received a business license to do business in China and began minimal start up activities.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $403,511 and used cash in operations of $1,332,080 for the year ended December 31, 2008, and had an accumulated deficit of $11,678,908 at December 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Based on our current operating plan, we believe that we have sufficient cash and cash equivalents to last approximately through January 2011. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond January 2011. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bio-Bridge Science Inc. and our wholly owned subsidiaries, Bio-Bridge Science Corp., Bio-Bridge Beijing, Bio-Bridge Science Holding Co., Bio-Bridge Science (HK), Co. and our 51% owned subsidiaries Bio-Bridge XBB and Bio-Bridge JRS. Intercompany accounts and transactions have been eliminated in consolidation.

Change in accounting principle

On January 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (FASB) which affects the accounting for warrants and many convertible instruments.  As a result, certain options and warrants and the  conversion feature of the Company’s convertible preferred stock previously treated as equity are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollars, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, these instruments are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these instruments will be recognized currently in earnings until such time as the options, warrants, or beneficial conversion feature are exercised or expire (see Note 9).

On January 1, 2009, the Company adopted authoritative guidance issued by the FASB on noncontrolling interests in consolidated financial statements.  This guidance establishes accounting and reporting standards for a noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of this did not have any material impact on the Company’s financial condition and results of operations. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in the Company’s consolidated financial statements. The presentation and disclosure requirements were retrospectively applied to the consolidated financial statements.  As such, all prior periods presented have been conformed to current year’s presentation. (see Note 3)

Use of Estimates

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

The Company's cash balances on deposit in banks located in the PRC totaled the US dollar equivalent of $1,258,137 and $1,245,445 at December 31, 2009 and 2008, respectively.  The Company and its subsidiaries have not experienced any losses in such accounts and do not believe the cash is exposed to any significant credit risk.

The Company's cash balances on deposit in banks in the United States of America are guaranteed up to $250,000 by the Federal Deposit Insurance Corporation (the “FDIC”). The Company may periodically be exposed to risk for the amount of funds held in one bank in excess of the insurance limit.  In order to control the risk, the Company's policy is to maintain cash balances with high quality financial institutions. The Company had no cash balances with a bank in excess of the insurance limit as of December 31, 2009 and 2008.

Accounts Receivable

Accounts receivable consist of trade receivables from customers, less allowances for doubtful accounts, estimated future returns and customer rebates and credits.

Trade receivables are presented on the balance sheet as outstanding amounts adjusted for any allowance for bad debts. The Company maintains an allowance for doubtful receivables based primarily on historical loss experience. Additional amounts are provided through charges to income, as management feels necessary, after evaluation of receivables and current economic conditions.  Amounts which are considered to be uncollectible are charged off and recoveries of amounts previously charged off are credited to the allowance upon recovery.  At December 31, 2009 and December 31, 2008, the allowance for doubtful accounts was $40,037 and $12,000, respectively.

Inventories

Inventories are stated at the lower of cost or market.  Market is defined as current replacement cost, except that market should not exceed the net realizable value and should not be less than net realizable value reduced by an allowance for an approximately normal profit margin. The cost of inventories is determined by using the first-in, first-out method. We perform a monthly analysis of our inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. Our determination of estimated net realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value.

Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation or amortization is provided over the estimated useful life of the asset, using the straight-line method. Estimated useful lives are as follows:

Asset category	Useful Life
Machinery	8 years
Vehicles	8 years
Laboratory	Shorter of 30 years or lease term
Leasehold improvements	Shorter of 4 years or lease term
Office equipment	3 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

Construction in Progress

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.  The Construction in progress was completed and transferred to property and equipment during 2009.

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

Goodwill and Intangible Assets

As required by guidance issued by the FASB, management performs impairment tests of goodwill and indefinite-lived intangible assets whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. Also, management performs impairment testing of goodwill and indefinite-lived intangible assets at least annually.

Goodwill is related to the Company's acquisition of Bio-Bridge XBB on July 31, 2008 (see Note 3).  Goodwill and other intangible assets are accounted for in accordance with guidance issued by the FASB on goodwill and other intangible assets.  Under this guidance, goodwill is not amortized. Rather, goodwill is assessed for impairment at least annually.  The Company tests goodwill by using a two-step process.  In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  Based on management’s assessment, there were no indicators of impairment of recorded goodwill at December 31, 2009 or 2008.

Intangible assets subject to amortization are related to technology for producing cell culture medium contributed to Bio-Bridge JRS by a noncontrolling interest (see Note3).  In accordance with guidance issued by the FASB on accounting for the impairment and disposal of long-lived assets, the Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life.  If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified.  If the carrying value of assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets.  The Company’s estimate of fair value is based on the best information available, in the absence of quoted market prices.  The Company generally calculates fair value as the present value of estimated future cash flows that the Company expects to generate from the asset using a discounted cash flow income approach as described above.  If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. The discounted cash flow valuation methodology and calculations will be used in 2010 impairment testing.  The Company’s first measurement period will be in the third quarter of 2010.

Trading Securities

The Company accounts for trading securities using the guidance issued by the FASB for accounting for certain investments in debt and equity securities.  The Company’s investment in trading securities is comprised of its investment in a Van Kampen unit investment fund. Trading securities are reported at fair value, with any changes in fair value during a period recorded as a charge or credit to net income (loss). Gains or losses realized upon sale of all securities are recognized at the time of sale. Cash received in excess of cumulative dividends is considered a return of principal.

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

The Company is required to use observable market data if such data is available without undue cost and effort

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Investment in trading securities	$162,044	$-	$-	$162,044
Fair value of options and warrants			235,877	235,877
Fair value of conversion feature	-	-	141,136	141,136
	$162,044	$-	$377,013	$539,057

At December 31, 2009, the Company’s financial assets and liabilities that were measured at fair value include its investment in trading securities which have a cost of $208,454, a gross unrealized loss of $46,410 and a fair value of $162,044. The Company estimates the fair value of its trading securities based on unadjusted quoted prices in active markets of identical assets, which is a Level 1 valuation.

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. For stock-based derivative financial instruments, the Company uses both the Black-Scholes-Merton option pricing models to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

	2009	2008

Year end RMB : US$ exchange rate	6.8282	6.8346

Average yearly RMB : US$ exchange rate	6.8314	7.0696

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

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s current components of comprehensive income consist of foreign currency translation adjustments:

	December 31,
	2009	2008
Net loss	$(403,511)	$(3,584,191)
Foreign currency translation gain	2,055	38,534
Comprehensive loss	$(401,456)	$(3,545,657)

Research and Development

Research and development costs are expensed as incurred.  For the years ended December 31, 2009 and 2008, research and development expenses totaled $277,457 and $104,422, respectively.

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

Loss per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share calculation gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method.  Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants.  As of December 31, 2009, common stock equivalents were composed of options convertible into 3,731,500 shares of the Company's common stock and warrants convertible into 8,814,943 shares of the Company's common stock. As of December 31, 2008, common stock equivalents were composed of options convertible into 2,297,000 shares of the Company's common stock and warrants convertible into 8,864,943 shares of the Company's common stock.   For the years ended December 31, 2009 and 2008, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

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

For the years ended December 31, 2009 and 2008, approximately 92% and 96% of the Company’s sales were to customers located in China.

For the year ended December 31, 2009, four customers accounted for 90% of total sales (40%, 26%, 14%, and 10% respectively).  At December 31, 2009, these customers accounted for 80% of accounts receivable (28%, 20%, 19%, and 13%, respectively).  For the year ended December 31, 2009, four vendors accounted for 92% of total purchases (40%, 26%, 14%, and 12% respectively).  At December 31, 2009, these vendors accounted for 75% of accounts payable (27%, 25%, 12%, and 11%, respectively)

For the year ended December 31, 2008, four customers accounted for 100% of total sales (40%, 30%, 20% and 10% respectively).  At December 31, 2008, three of these customers accounted for 100% of accounts receivable (40%, 31%, and 29%, respectively).  For the year ended December 31, 2008, three vendors accounted for 87% of total purchases (38%, 37%, and 12% respectively).  At December 31, 2008, these vendors accounted for 85% of accounts payable (40%, 35%, and 10%, respectively)

Noncontrolling interests

The Company accounts for the non-controlling interests in accordance with guidance issued by the FASB which defines a non-controlling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The guidance requires, among other items, that a noncontrolling interest be included in the consolidated balance sheets within equity separate from the parent’s equity and consolidated net income (loss) is reported inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income (loss) attributable to the parent and non-controlling interest in the consolidated statement of operations.

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

In June 2009, the FASB made an updated the principle for the consolidation of variable interest entities.  Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIE’s. This update will be effective for fiscal years beginning after November 15, 2009. The Company does not currently believe that the adoption of this update will have any effect on its consolidated financial position and results of operations.

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

3. NONCONTROLLING INTERESTS

We consolidate the accounts of entities in which we have a controlling financial interest under the voting control model.  At December 31, 2009 the noncontrolling interest relates to third party investors who own 49% of Bio Bridge XBB and 49% of Bio Bridge JRS.  At December 31, 2008 the noncontrolling interest relates to 49% of Bio Bridge XBB (see Note 2).

At December 31, 2009 and 2008, noncontrolling interests consisted of the following:

	Bio-Bridge XBB	Bio-Bridge JRS	Total
Balance December 31, 2008	$522,310	$-	$522,310
Capital contribution by noncontrolling interest	-	454,023	454,023
Net income (loss) allocated to noncontrolling interest	57,985	(46,020)	11,965
Balance December 31, 2009	$580,295	$408,003	$988,298

Bio-Bridge XBB

On July 31, 2008, the Company acquired 51 percent of the outstanding capital interest of Huhhot Xinheng Baide Biotechnology Co., Ltd., later renamed Bio-Bridge Xinheng Baide Biotechnology Co. (Bio-Bridge XBB).  Bio Bridge-XBB is located in the city of Huhhot in Inner Mongolia of the PRC and is organized under the laws of the PRC.  Bio Bridge-XBB manufactures and distributes bovine serum products, which is used in research, the production of pharmaceuticals, and production of veterinary medicines.  The Company purchased 51 percent of the outstanding capital interest of Bio Bridge XBB in exchange for cash of $881,058 (RMB 6,000,000).  The acquisition was accounted for as a purchase.  As such, the results of Bio Bridge XBB's operations have been included in the consolidated financial statements since August 1, 2008. The components of the purchase price and the allocation of the purchase price are as follows:

Purchase Price
Cash consideration	$881,058

Purchase price allocation
Fair value of tangible assets acquired, including cash of $487,118	$1,114,828
Goodwill	243,248
Net assets	1,358,076
Historical cost of 49% minority interest	(477,018)
Net purchase price	$881,058

Goodwill represents the excess of the purchase price of Bio Bridge XBB over the fair value of the identifiable assets acquired and liabilities assumed.  The Company accounts for minority interest using a historical basis.

For the years ended December 31, 2009 and 2008, Bio Bridge XBB recorded revenue of $924,049 and $595,454, respectively, and recorded net income of $132,674 and $92,715, respectively.

The following unaudited pro forma operating data shown below presents the results of operations as of December 31, 2008, as if the acquisition of XHBD had occurred on the last day of the immediately preceding fiscal period. Accordingly, transaction costs related to the acquisition are not included in the loss from operations shown below. The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on the respective dates, or of future results of operations.

Pro forma combined 2008
(Unaudited)
Net sales	$845,123
Net loss	$(3,526,138)
Net loss per share-basic and diluted	$(0.10)
Weighted average shares outstanding-basic and diluted	34,578,525

In addition, China Diamond, an entity controlled by Mr. Trevor Roy, a director of the Company, purchased 14 percent of bio-Bridge XHBD on April 30, 2008.

Bio-Bridge JRS

On June 9, 2009, Bio-Bridge Science (HK) Co., Ltd., a wholly-owned subsidiary of Bio-Bridge Science, Inc. entered into an equity joint venture contract with JR Scientific Inc., a California based manufacturer of classical and custom cell culture medium and sera products and several other investors, to form a new cell culture medium joint venture in Beijing, China.  The registered capital of the joint venture is RMB 10,000,000 (approximately US$ 1,465,000). The company invested RMB 5,100,000 (approximately US$747,000) in cash in the joint venture for 51% of the equity and JRS contributed certain technology for 15% of the equity.  The balance of the equity was purchased by other investors.  On October 16, 2009, Bio-Bridge Science Inc. received a business license from the Beijing Administration for Industry and Commerce of the PRC indicating approval of the formation of Bio-Bridge JRS Biosciences (Beijing) Co., Ltd. (“Bio-Bridge JRS”).

Bio-Bridge JRS engaged an independent valuation firm to assist it in the valuation of the intangible assets contributed by JRS.  The methods used to value the assets contributed included the discounted cash flow method. The technology is for non-patented research and development information and technical data related to cell culture manufacturing processes.  Based on management’s assessment, including the utilization of the results of the independent valuation report, the Company determined the value of the technology contributed by JRS to be $219,677 to be amortized over its estimated useful life of five years beginning in 2010.

For the years ended December 31, 2009, Bio-Bridge JRS had no revenue and recorded expenses, primarily made up of start up general and administrative, totaling $129,508.

In addition, China Diamond, an entity controlled by Mr. Trevor Roy, a director of the Company purchased 11 percent of Bio-Bridge JRS in 2009.

4.  INVENTORIES

At December 31, 2009 and 2008, inventories consisted of the following:

	2009	2008

Raw materials	$205,968	$40,929
Finished goods	383,762	450,418

Total inventories	$589,730	$491,347

5.  TRADING SECURITIES

At December 31, 2009 and 2008, trading securities consisted of the following:

	2009	2008
Cost	$208,454	$206,379
Unrealized loss	(46,410)	(90,745)
Fair Value	$162,044	$115,634

6.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2009 and 2008:

	2009	2008
Vehicles	$61,088	$41,958
Office Equipment	97,459	60,393
Machinery	621,549	132,164
Laboratory leasehold improvement	2,679,253	-
Other leasehold improvements	304,007	93,692
	3,763,356	328,207
Less accumulated depreciation	(298,054)	(84,700)
Fixed assets, net	$3,465,302	$243,507

 Construction of laboratory

In May 2003, the Company acquired a land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, which the Company plans to develop into a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of our vaccine candidates. The general plans for development include the construction of a laboratory facility (“Phase One”) and construction of an administrative office building (“Phase Two”).  In 2009, the Phase One laboratory facility was put into service and is being depreciated over the remaining 19 years of the Company’s land use right, which is less than the laboratory facility’s estimated useful life of approximately 25 years.  Previously, the laboratory facility construction was shown as construction in progress.  At December 31, 2009, $42,471 was due to the contractors of Phase One for the completed construction and is recorded as due to contractors. At December 31, 2009, Phase Two was still in the design stage. The Company estimates the total project costs for Phase Two will be approximately $1,200,000.   The Company estimates that construction may begin on Phase Two in 2011 or later, but currently has no plans for Phase Two construction.

Depreciation expense for fixed assets the years ended December 31, 2009 and 2008 was $213,347 and $34,656, respectively.

7.  LAND USE RIGHTS

In July 2003, the Company obtained a 50 year land use right to build a research factory in Beijing, PRC. This amount has been capitalized and is being amortized over twenty-five years, the term of the Company's business license. At August 20, 2009, Bio-Bridge XBB acquired a land use rights for $166,290 to be its future headquarter and manufacturing facility. As of December 31, 2009, no construction had commenced on Bio-Bridge XBB’s land use right.

Land use right as of December 31, 2009 and 2008, consisted of the following:

	2009	2008
Cost	$647,139	$477,812
Less accumulated amortization	(124,629)	(105,116)

Net land use rights	$522,510	$372,696

The expected amortization of the land use right over each of the next five years and thereafter is summarized as follows:

Amount
Year ending December 31,
2010	$21,280
2011	21,280
2012	21,280
2013	21,280
2014	21,280
Thereafter	416,110
$522,510

8.  INCOME TAXES

The Company has not recorded a provision for U.S. federal income tax for the years ended December 31, 2009 and 2008 due to a net operating loss carry forward in the United States of America.  The net operating loss carry forward in the United States of America as of December 31, 2009 was $886,103 and expires through 2029.

In accordance with the relevant tax laws and regulations of PRC, the applicable corporation income tax rate for BBS Beijing, XHBD and Bio-Bridge JRS are 25%.

Corporation Income Tax ("CIT")

Beginning January 1, 2008, China implemented a new CIT, in which local and foreign enterprises are subject to CIT of 25%.  Previously, the CIT was 33%.  BBS Beijing is entitled to full exemption from Chinese CIT for the first two years after recording a profit.  BBS Beijing did not record a profit in 2009 or 2008.

Significant components of the Company's deferred income tax assets at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred income tax asset:
Net operating loss carried forward	$301,275	$233,727
Stock compensation	990,031	818,384
Valuation allowance	(1,291,306)	(1,052,111)
Net deferred income tax asset	$-	$-

Reconciliation of the effective income tax rate to CIT statutory rate for the years ended December 31, 2009 and 2008 is as follows:

	Year ended December 31, 2009	Year ended December 31, 2008

Tax expense (benefit) at the statutory income tax rate	25.0%	25.0%
Stock compensation and net operating loss valuation	(13.0)%	(24.0)%
Effective income tax (benefit) rate	12.0%	1.0%

Effective January 1, 2007, the Company adopted Guidance issued by the FASB for accounting for uncertainty in income taxes.  The guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The FASB also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2009, the Company does not have a liability for unrecognized tax uncertainties. The Company and its Chinese subsidiaries have never been subject to a tax examination and all years are open to examination by the tax authorities.

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

At January 1, 2010, the Company had 3,731,500 options and 8,814,943 warrants outstanding with a strike price denominated in US dollars, a currency other than the Company’s functional currency, RMB.  The Company determined that 3,611,000 of the options and 5,488,276 of the warrants were issued pursuant to share-based payments and therefore were not subject to the liability accounting.

The derivative liabilities were valued using the Black-Scholes-Merton valuation technique with the following assumptions:

	December 31 2009	December 31, 2008	At dates of issuance in 2007 and 2008

Risk-free interest rate	1.62%	1.55%	2.% to 3.4%
Expected volatility	191.0%	80.3%	50% to 56%
Expected life (in years)	1 to 3 years	1 to 3 years	2 to 5 years
Expected dividend yield	0.00%	0.00%	0.00%

Fair Value:
Options and warrants	$235,877	$558,193	$124,699
Conversion feature	141,136	731,176	1,293,320
	$377,013	$1,289,369	$1,418,019

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

The Company measured the fair value of the options, warrants, and conversion feature as of December 31, 2009 as $377,013.  For the year ended December 31, 2009, the Company recorded a gain on the change in the fair value of derivatives of $912,356.

10.  SHAREHOLDERS’ EQUITY

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

On January 20, 2007, the Company entered into a Securities Purchase Agreement with three individuals, whereby the Company agreed to sell 4,000,000 shares of Series A Convertible Preferred Stock and warrants to purchase 3,000,000 shares of common stock at $1.00 per share. On February 12, 2007, the preferred stock and warrants were issued for $0.75 per unit, or $3,000,000 in aggregate.

The preferred stock earns dividends at 12% annually, in common shares of the Company valued at $1.00 per share, payable semiannually in arrears. The preferred stock dividend is cumulative and non-participating.  During the years ended December 31, 2009 and 2008, the Company recorded $387,200 and $360,000 of preferred stock dividends payable.  The preferred stock has liquidation preference of $0.75 per share and no voting rights. The preferred shares contain standard anti-dilution protection.

At the holder’s option, the preferred stock is convertible into the Company’s common stock on a one-for-one basis anytime up to January 30, 2010 (three years). The conversion price is $0.75 per share, subject to reset adjustments for the first year, but in no event below $0.50 per share.

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

As of March 22, 2010, the preferred share holders are in the process of converting the preferred shares into shares of common stock.

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

Common Stock

In 2008, the Company sold 5,841,610 shares of common stock and warrants to purchase 5,814,943 shares of common stock to seven individuals at $0.725 to $0.75 per unit, for total consideration of $4,245,999.  Four of these individuals, who purchased a total of 5,488,276 shares of common stock and warrants to purchase 5,488,276 shares of common stock for a total of $3,980,000, are members of our Board of Directors.  As of December 31, 2008, $2,182,349 of the total consideration had been received, and the balance of $2,062,650 is included in subscription receivable, including $1,852,500 subscription receivable from directors.

The fair value of the warrants acquired by the directors was $1,903,586, which was determined using the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; a risk-free interest rate of 2.4%; an expected life of 3 to 5 years; and an estimated volatility of 56 percent based on recent history of the stock price in the industry. The total of $1,903,586 was charged to compensation expense on the date the warrants were acquired (see Note 10).  In addition, $339,655 of stock compensation was recognized for two of the directors for the difference between the fair value of the units they purchased based on the closing price of the Company’s common stock and the purchase price of the units on the dates of the transactions.

Issuance of common stock for services

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

On July 21, 2009, the Company agreed to issue 38,160 of restricted common stock to two employees for their services. The fair value of the 38,160 shares was determined to be $9,540, based on the closing price of the shares when granted, and was recorded as compensation cost when the shares were granted.

On October 1, 2009, the Company entered into consulting agreements with two scientific advisors in which the company granted 20,000 shares of restricted common stock to them for scientific advisory service. The fair value of the 20,0000 shares was determined to be $11,000, based on the closing price of the shares when granted, and was recorded as compensation cost when the shares were granted.

11.  STOCK OPTION AND WARARNTS

On December 1, 2004, the Company approved and adopted the 2004 Stock Incentive Plan. The 2004 stock incentive plan provides for the grant of incentive stock options to our employees, and for the grant of non-statutory stock options, restricted stock, stock appreciation rights and performance shares to our employees, directors and consultants. The Company has reserved a total of 2,000,000 shares of its common stock for issuance pursuant to the 2004 stock incentive plan. The 2004 stock incentive plan does not provide for automatic annual increases in the number of shares available for issuance under the plan. As of December 31, 2009, 1,877,000 options had been granted under this plan, and an additional 420,000 options have been granted outside of the plan.

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

On November 26, 2008, the Company approved and adopted the 2008 Stock Incentive Plan. The 2008 stock incentive plan provides for the grant of incentive stock options to our employees, and for the grant of non-statutory stock options, restricted stock, stock appreciation rights and performance shares to our employees, directors and consultants. The Company has reserved a total of 4,000,000 shares of its common stock for issuance pursuant to the 2004 stock incentive plan. The 2004 stock incentive plan does not provide for automatic annual increases in the number of shares available for issuance under the plan. As of December 31, 2009, no options had been granted under this plan.

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

Issuance of stock options

On July 20, 2009, the Company granted 1,083,000 options to purchase shares of common stock to employees, expiring 10 years from the date granted, and exercisable at $0.001 to $0.52 per share.  Options to purchase 3,000 shares of common stock are exercisable at $0.001 per share, options to purchase 840,000 shares of common stock are exercisable at $0.47 per share, and options to purchase 240,000 shares of common stock are exercisable at $0.52 per share.  283,000 of the options vested immediately and 800,000 of the options will vest ratably over 21 months.  The options were valued at $258,791, the fair value of the stock options on the date granted determined using a Black-Scholes pricing model. The Company recognized $138,697 of compensation expense from the date the options were granted through December 31, 2009 for the fair value of the vested options.  Amortization of the unvested options will be as follows: $96,075 for the year ended December 31, 2010, and $24,019 for the year ended December 31, 2011. The fair value of the options granted on July 20, 2009 were determined using a Black-Scholes option pricing model with the following assumptions: 2.32% average risk-free interest rate; 179% expected volatility; six year expected term, and 0% dividend yield.

On December 18, 2009, the Company granted 351,500 options to purchase shares of common stock to 28 employees, expiring 10 years from the date granted, and exercisable at $0.50 per share.  43,938 of the options vested immediately and 307,562 of the options will vest ratably over 19 months.  The options were valued at $182,423 the fair value of the stock options on the date granted determined using a Black-Scholes pricing model. The Company recognized $45,606 of compensation expense from the date the options were granted through December 31, 2009 for the fair value of the vested options.  Amortization of the unvested options will be as follows: $91,211 for the year ended December 31, 2010, and $45,606 for the year ended December 31, 2011.  The fair value of the options granted on December 18, 2009 were determined using a Black-Scholes option pricing model with the following assumptions: 1.62% average risk-free interest rate; 191% expected volatility; six year expected term, and 0% dividend yield.

At December 31, 2009 and 2008, stock options outstanding were as follows:

	Options Granted	Weighted Average Exercise Price

Outstanding at January 1, 2008	2,317,000	$0.42

Granted	-
Exercised	-
Expired or withdrawn	(20,000)	0.001

Outstanding at January 1, 2009	2,297,000	0.42
Granted	1,434,500	0.45
Exercised	-	-
Cancelled	-	-

Outstanding at December 31, 2009	3,731,500	$0.45

Exercisable at December 31, 2009	2,823,938	$0.43

The following table summarizes information about stock options outstanding as of December 31, 2009:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.001 to $0.55	3,731,500	$0.45	7.30	2,823,938	$0.43
	3,731,500			2,823,938

Information relating to stock options at December 31, 2009 summarized by exercise price is as follows:

Outstanding			Exercisable
Exercise price per Share	Number of shares	Remaining Life (years)	Exercise price	Number of Shares	Weighted average exercise price
$0.001	400,000	6.08	$0.001	400,000	$0.0001
$0.001	20,000	2.50	$0.001	20,000	$0.0001
$0.001	3,000	9.55	$0.001	3,000	$0.0001
$0.47	840,000	9.55	$0.47	315,000	$0.47
$0.50	1,277,000	6.00	$0.50	1,277,000	$0.50
$0.52	240,000	9.55	$0.52	65,000	$0.52
$0.55	600,000	6.08	$0.55	600,000	$0.55
$0.50	351,500	9.97	$0.50	43,938	$0.50
$0.001 to $0.55	3,731,500	7.27	$0.45	2,823,938	$0.43

The aggregate intrinsic value of 3,731,500 options outstanding and 2,823,938 options exercisable as of December 31, 2009 were $325,365 and $268,256, respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company’s common shares for the options that were in-the-money as of December 31, 2009.

Common stock warrants

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

On July 2, 2008, Company issued warrants to another director to purchase 1,724,138 shares of common stock at $0.725 per share with a term of four years and to purchase 1,724,138 shares of common stock at $1.10 per share with a term of five years.  We recorded the fair value of the warrants to purchase the 3,448,276 shares of common stock as compensation cost. The fair value of four-year warrant and five-year warrant issued to these two investors was $633,091 and $546,220, respectively, at the grant date, which was determined using the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; a risk-free interest rate of 2.4%; an expected life of 4 and 5 years respectively; and an estimated volatility of 56 percent based on recent history of the stock price in the industry. The total of $1,179,311 was charged to compensation cost at the date the warrants were granted.

On July 9, 2008, Company issued warrants to another director to purchase 1,000,000 shares of common stock at $0.725 per share with a term of four years and to purchase 1,000,000 shares of common stock at $1.10 per share with a term of five years.  We recorded the fair value of the warrants to purchase 2,000,000 shares of common stock as compensation cost. The fair value of four-year warrant and five-year warrant issued to these two investors was $382,474 and $330,293, respectively, at the grant date, which was determined using the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; a risk-free interest rate of 2.4%; an expected life of 4 and 5 years respectively; and an estimated volatility of 56 percent based on recent history of the stock price in the industry. The total of $712,767 was charged to compensation cost at the date the warrants were granted.

At December 31, 2009 and 2008, warrants outstanding were as follows:

	Number of Shares under Warrants	Weighted Average Exercise Price

Warrants outstanding at January 1, 2008	3,050,000	$1.01
Warrants granted	5,814,943	.97
Warrants expired	-	-

Warrants outstanding at December 31, 2008	8,864,943	$0.95
Warrants granted	-	-
Warrants expired	(50,000)	1.20

Warrants outstanding at December 31, 2009	8,814,943	$0.95

The following table summarizes information about warrants outstanding at December 31, 2009:

Warrants Outstanding and Exercisable

Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price

3,000,000	$1.00	January 20, 2010	$1.00
183,334	$0.75	June 4, 2011	$0.75
183,333	$1.20	June 4, 2013	$1.20
1,724,138	$0.725	July 2, 2012	$0.725
1,724,138	$1.10	July 2, 2013	$1.10
1,000,000	$0.725	July 9, 2012	$0.725
1,000,000	$1.10	July 9, 2013	$1.10
8,814,943	$0.75-$1.20		$0.95

The aggregate intrinsic value of 8,814,943 warrants outstanding and exercisable as of December 31, 2009 was zero.

12.  COMMITMENTS AND CONTINGENCIES

Lease Commitment

As of December 31, 2009, we had remaining outstanding commitments with respect to our non-cancelable operating leases as follows: $55,249 for the year ending December 31, 2010, $36,245 for the year ending December 31, 2011, and $18,122 for the year ending December 31, 2012.

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, we have obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of December 31, 2009, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

Line of credit

The Company has a line of credit with JP Morgan Chase Bank, N.A.  On December 31, 2009, there were no borrowings outstanding under the line of credit agreement.  The maximum borrowing amount available under the line of credit is $100,000, bears interest at 4% plus prime, matures February 12, 2011, and is collateralized by the Company’s bank accounts held at JP Morgan Chase Bank, N.A., (totaling $218,625 at December 31, 2009).

13. SUBSEQUENT EVENTS

On January 30, 2010, the Company issued 3,000,000 warrants to two directors for services.  The fair value of the warrants of approximately $1,521,805 will be expensed on the date granted.

On January 30, 2010, holders of 4,000,000 shares of the Company’s convertible preferred stock elected to convert the preferred shares into shares of the Company’s common stock on a one-for-one basis.