Form 10-Q
period 2010-03-31
BIO BRIDGE SCIENCE INC
filed 2010-05-17
CIK 1309304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: March 31, 2010

or

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

Common Stock Outstanding as of March 31, 2010: 41,070,245 shares

Bio-Bridge Science, Inc.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009
	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$750,545	$1,481,851
Accounts receivable, net	300,061	471,236
Inventories	872,366	589,730
Trading securities, at fair value	168,785	162,044
Prepaid expenses and other current assets	163,862	62,663

Total Current Assets	2,255,619	2,767,524

Property and equipment, net	3,398,941	3,465,302
Construction in progress	4,395	-
Land use right, net	517,026	522,510
Intangible assets	219,738	219,677
Goodwill	243,248	243,248
Total Long-term Assets	4,383,348	4,450,737

TOTAL ASSETS	$6,638,967	$7,218,261

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$296,420	$161,122
Accrued expenses and other payables	115,201	144,795
Payable for leasehold and equipment purchases	-	273,558
Payable to contractors	-	42,471
Due to director	19,359	15,183
Derivative liabilities	200,981	377,013
Total Current Liabilities	631,961	1,014,142
EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,000,000 shares issued and outstanding	4,000	4,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 41,070,245 and 40,819,285 shares issued and outstanding, respectively	41,070	40,819
Additional paid-in capital	18,353,895	16,475,947
Preferred stock dividend, payable in common shares	-	74,200
Subscription receivable	(210,325)	(210,325)
Stock to be issued, 280,000 and 350,960 shares, respectively	210,000	248,140
Accumulated other comprehensive income	263,534	261,948
Accumulated deficit	(13,603,941)	(11,678,908)
Total Bio-Bridge Science, Inc. shareholders’ equity	5,058,233	5,215,821
NONCONTROLLING INTEREST	948,773	988,298
Total equity	6,007,006	6,204,119

TOTAL LIABILITIES AND EQUITY	$6,638,967	$7,218,261

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Revenue	$60,257	$264,129
Cost of goods sold	(37,396)	(162,259)
Gross profit	22,861	101,870

Research and development costs	88,336	32,812
Selling and distribution expenses	40,325	29,341
General and administrative expenses	1,859,491	208,533

Loss from operations	(1,965,291)	(168,816)

Change in fair value of derivative liability	-	171,277
Interest expense	(801)	(274)
Unrealized gain (loss) on trading securities	6,741	(3,630)
Dividend income	3,559	4,308

Income (loss) before income taxes	(1,955,792)	2,865

Benefit (provision) for income taxes	12,434	(20,967)

Net loss	(1,943,358)	(18,102)

Net (loss) income attributable to noncontrolling interests	(39,525)	34,674

Net loss attributable to Bio-Bridge Science, Inc.	(1,903,833)	(52,776)

Preferred stock dividends	21,200	55,550

Net loss attributable to common shareholders	$(1,925,033)	$(108,326)

Net loss per share, attributable to common shareholders, basic and diluted	$(0.05)	$(0.00)

Weighted average shares outstanding, basic and diluted	38,183,573	34,973,009

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010

	Common Stock		Preferred stock		Preferred stock dividend payable in common share	Additional Paid-in Capital	Accumulated Other Comprehensive Gain	Common Stock To be Issued	Subscriptions Receivable	Accumulated Deficit	Non controlling interest	Total
	Shares	Amount	Shares	Amount

BALANCE December 31, 2009	40,819,285	$40,819	4,000,000	$4,000	$74,200	$16,475,947	$261,948	$248,140	$(210,325)	$(11,678,908)	$988,298	$6,204,119

Accrual of preferred stock dividend	-	-	-	-	21,200	-	-	-	-	(21,200)	-	-

Payment of preferred stock dividend through issuance of common shares	180,000	180	-	-	(95,400)	95,220	-	-	-	-	-	-

Fair value of vested options	-	-	-	-	-	46,822	-	-	-	-	-	46,822

Fair value of warrants issued to directors	-	-	-	-	-	1,521,805	-	-	-	-	-	1,521,805

Issuance of shares	70,960	71	-	-	-	38,069	-	(38,140)	-	-	-

Extinguishment of derivative recorded as contribution to capital						176,032						176,032

Foreign currency translation gain	-	-	-	-	-	-	1,586	-	-	-	-	1,586

Net Loss	-	-	-	-	-	-	-	-	-	(1,903,833)	(39,525)	(1,943,358)

BALANCE March 31, 2010	41,070,245	$41,070	4,000,000	$4,000	$-	$18,353,,895	$263,534	$210,000	$(210,325)	$(13,603,941)	$948,773	$6,007,006

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Three Months Ended March 31, 2010	For Three Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,943,358)	$(189,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	99,984	13,552
Amortization of land use right	5,484	4,779
Fair value of vested options and warrants	1,568,627	-
Unrealized loss (gain) on trading securities	(6,741)	3,630
Change in operating assets and liabilities:
Accounts receivable	171,175	(95,210)
Inventories	(282,636)	973
Prepaid expense and other assets	(101,199)	(164,304)
Accounts payable	135,298	(20,012)
Payable to contractors	(42,471)	(52,099)
Accrued expenses and other payables	(303,152)	(48,907)
Net cash used in operating activities	(698,989)	(546,977)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in construction in progress	(4,395)	(42,085)
Purchase of property and equipment	(33,684)	(145,482)

Net cash used in investing activities	(38,079)	(187,567)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	873,935
Advances from director	4,176	(21,442)
Net cash provided by financing activities	4,176	852,493

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(732,892)	117,949

Effect of exchange rate changes on cash	1,586	(249)
Cash and cash equivalents, beginning of period	1,481,851	1,486,252

CASH AND CASH EQUIVALENTS, END OF PERIOD	$750,545	$1,603,952

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$-	$-
Income taxes Paid	$-	$33,166

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES

Net (loss) income attributable to noncontrolling interests	$(39,525)	$34,674
Extinguishment of derivative recorded as contribution to capital	$176,032	$-
Accrual of preferred stock dividend payable in common stock	$21,200	$55,500
Payment of preferred stock dividend in shares of common stock	$95,400	$162,000

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2010

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

The condensed consolidated balance sheet information as of March 31, 2010 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2010. These interim financial statements should be read in conjunction with that report.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $1,943,358 and used cash in operations of $698,989 for the quarter ended March 31, 2010, and had an accumulated deficit of $13,603,941 at March 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Based on our current operating plan, we believe that we have sufficient cash and cash equivalents for the remainder of the calendar year.  We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond January 2011. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

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

Intangible Assets and Goodwill

As required by guidance issued by the FASB, management performs impairment tests of goodwill and indefinite-lived intangible assets whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. Also, management performs impairment testing of goodwill and indefinite-lived intangible assets at least annually.

Goodwill is related to the Company's acquisition of Bio-Bridge XBB on July 31, 2008.  Goodwill and other intangible assets are accounted for in accordance with guidance issued by the FASB on goodwill and other intangible assets.  Under this guidance, goodwill is not amortized. Rather, goodwill is assessed for impairment at least annually.  The Company tests goodwill by using a two-step process.  In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  Based on management’s assessment, there were no indicators of impairment of recorded goodwill at March 31, 2010 or 2009.

Intangible assets subject to amortization are related to technology for producing cell culture medium contributed to Bio-Bridge JRS by a noncontrolling interest.  In accordance with guidance issued by the FASB on accounting for the impairment and disposal of long-lived assets, the Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life.  If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified.  If the carrying value of assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets.  The Company’s estimate of fair value is based on the best information available, in the absence of quoted market prices.  The Company generally calculates fair value as the present value of estimated future cash flows that the Company expects to generate from the asset using a discounted cash flow income approach as described above.  If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. The discounted cash flow valuation methodology and calculations will be used in 2010 impairment testing.  The Company’s first measurement period will be in the third quarter of 2010.

Impairment of Long-Lived Assets

Authoritative guidance issued by the Financial Accounting Standards Board established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized, and how impairment losses should be measured.

Management regularly reviews property, equipment and other long-lived assets for possible impairment.  This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.  Management’s assumptions about cash flows and discount rates require significant judgment.  There were no indications of impairment based on management’s assessment at March 31, 2010.  Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends.

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton option pricing models to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Financial Assets and Liabilities Measured at Fair Value.

The Company reports fair value measurements in accordance with authoritative guidance issued by the FASB. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

        Level 1—Quoted prices in active markets for identical assets or liabilities.
        Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.
        Level 3—Unobservable inputs based on the Company's assumptions.

The Company is required to use observable market data if such data is available without undue cost and effort

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2010:

	Level 1	Level 2	Level 3	Total
Investment in trading securities	$168,785	$-	$-	$168,785
Fair value of options and warrants derivative liability			200,981	200,981
	$168,785	$-	$200,981	$369,766

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

	2010	2009

Quarter end RMB : US$ exchange rate	6.8263	6.8359

Average quarterly RMB : US$ exchange rate	6.8273	6.8353

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

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s current components of comprehensive income consist of foreign currency translation adjustments:

	March 31,
	2010	2009
Net loss	$(1,767,326)	$(189,379)
Foreign currency translation gain（ loss）	1,586	(887)
Comprehensive loss	$(1,765,740)	$(190,266)

Research and Development

Research and development costs are expensed as incurred.  For the quarter ended March 31, 2010 and 2009, research and development expenses totaled $88,336 and $32,812, respectively.

Loss per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share calculation gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method.  Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants.  As of March 31, 2010, common stock equivalents were composed of options convertible into 3,731,500 shares of the Company's common stock and warrants convertible into 8,814,943 shares of the Company's common stock.   For the quarters ended March 31, 2010 and 2009, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

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

For the periods ended March 31, 2010 and 2009, approximately 33% and 93% of the Company’s sales were to customers located in China.

For the quarter ended March 31, 2010, one customer accounted for 33% of total sales.  At March 31, 2010, four customers accounted for 89% of accounts receivable (31%, 28%, 19%, and 11%, respectively).  For the quarter ended March 31, 2010, three vendors accounted for 66% of total purchases (39%, 17%, and 10% respectively).  At March 31, 2010, these vendors accounted for 47% of accounts payable (22%, 5%, and 20% respectively). For the quarter ended March 31, 2009, four customers accounted for 100% of total sales (38%, 28%, 22% and 21% respectively).  At March 31, 2009, five customers accounted for 100% of total accounts receivable (35%, 24%, 19%, 11%, and 11%, respectively).  For the quarter ended March 31, 2009, four vendors accounted for 85% of total purchases (40%, 20%, 15% and 10% respectively).  At March 31, 2010, these vendors accounted for 90% of accounts payable (30%, 30%, 20% and 10% respectively).

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward.  The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on our consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4 - INVENTORIES

Inventories consist of the following at:

	March 31, 2010	December 31, 2009
	( unaudited)
Raw materials	$286,087	$205,968
Finished goods	586,279	383,762

Total inventories	$872,366	$589,730

NOTE 5 - SHAREHOLDER'S EQUITY

Preferred Stock

On December 31, 2006, the Company amended its certificate of incorporation to provide for 5,000,000 shares of Series A preferred stock. Pursuant to the Company's certificate of incorporation, its board of directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of undesignated preferred stock, par value $0.001 per share. The Company's board had the authority, without the approval of the stockholders, to fix the designations, powers, preferences, privileges and relative, participating, optional or special rights and the qualifications, limitations or restrictions of any preferred stock issued, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the common stock. Preferred stock could thus be issued with terms that could delay or prevent a change in control of our company or make removal of management more difficult.

In 2007, the Company sold 4,000,000 shares of Series A Convertible Preferred Stock with warrants to purchase 3,000,000 shares of common for $0.75 per unit, or $3,000,000 in aggregate. The preferred stock earned dividends at 12% annually, in common shares of the Company valued at $1.00 per share, payable semiannually in arrears. The preferred stock dividend was cumulative and non-participating.

The 3,000,000 warrants issued with the preferred stock in 2007 expired on January 30, 2010.

On January 30, 2010, the Company notified the preferred shareholders it was exercising its right to have the 4,000,000 shares of preferred stock issued in 2007 to be converted at the stated conversion price of $0.75 per share into 3,000,000 shares of common stock.  As of March 31, 2010, such preferred are in the process of being converted.  The accrual of the preferred stock dividend was discontinued effective January 30, 2010.  The Company has included the 3,000,000 shares of common stock that will be issued upon conversion in the calculation of weighted average shares outstanding for earnings per share purposes for the three months ended March 31, 2010.

At December 31, 2009, the Company had recorded a derivative liability of $176,032 related to the 3,000,000 warrants and conversion feature of the preferred stock.  Upon expiration of the warrants and notification of conversion of the preferred shares, the derivative liability related to these instruments was extinguished and recorded as a contribution to capital.

NOTE 6 - STOCK OPTIONS AND WARRANTS

At March 31, 2010, stock options outstanding were as follows:

	Options Granted	Weighted Average Exercise Price

Outstanding at January 1, 2010	3,731,500	$0.45

Granted	-
Exercised	-
Cancelled	-

Outstanding at March 31, 2010	3,731,500	$0.45

Exercisable at March 31, 2010	2,967,875	$0.43

The following table summarizes information about stock options outstanding as of March 31, 2010:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.001 to $0.55	3,731,500	$0.45	7.00	2,967,875	$0.43
	3,731,500			2,967,875

Information relating to stock options at March 31, 2010 summarized by exercise price is as follows:

Outstanding			Exercisable
Exercise price per Share	Number of shares	Remaining Life (years)	Exercise price	Number of Shares	Weighted average exercise price
$0.001	400,000	5.83	$0.001	400,000	$0.0001
$0.001	20,000	2.25	$0.001	20,000	$0.0001
$0.001	3,000	9.30	$0.001	3,000	$0.0001
$0.47	840,000	9.30	$0.47	465,000	$0.47
$0.50	1,277,000	5.75	$0.50	1,277,000	$0.50
$0.52	240,000	9.30	$0.52	115,000	$0.52
$0.55	600,000	5.83	$0.55	600,000	$0.55
$0.50	351,500	9.72	$0.50	87,875	$0.50
$0.001 to $0.55	3,731,500	7.02	$0.45	2,967,875	$0.43

The aggregate intrinsic value of 3,731,500 options outstanding and 2,823,938 options exercisable as of March 31, 2010 were $325,365 and $293,706, respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company’s common shares for the options that were in-the-money as of March 31, 2010.

Common stock warrants

 On January 30, 2010, the Company issued warrants to three companies controlled by two directors of the Company to purchase 3,000,000 shares of common stock at $1.00 per share with a term of five years. We recorded the fair value of the warrants to purchase 3,000,000 shares of common stock as compensation cost. The fair value of the warrants was $1,521,805 at the grant date, determined using the Black-Scholes-Merton valuation method, with the following assumptions: no expected dividend yield; a risk-free interest rate of 1.62%; an expected life of 5 years; and an estimated volatility of 191 percent based on recent history of the stock price in the industry. The total of $1,521,805 was charged to compensation cost at the date the warrants were granted.

At March 31, 2010, warrants outstanding were as follows:

	Number of Shares under Warrants	Weighted Average Exercise Price

Warrants outstanding at January 1, 2009	8,814,943	$0.95
Warrants granted	3,000,000	1.00
Warrants expired	(3,000,000)	1.00

Warrants outstanding at March 31, 2010	8,814,943	$0.95

The following table summarizes information about warrants outstanding at March 31, 2010:

Warrants Outstanding and Exercisable

Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price

183,334	$0.75	June 4, 2011	$0.75
183,333	$1.20	June 4, 2013	$1.20
1,724,138	$0.725	July 2, 2012	$0.725
1,724,138	$1.10	July 2, 2013	$1.10
1,000,000	$0.725	July 9, 2012	$0.725
1,000,000	$1.10	July 9, 2013	$1.10
3,000,000	$1.00	January 30,2015	$1.00
8,814,943	$0.75-$1.20		$0.95

The aggregate intrinsic value of 8,814,943 warrants outstanding and exercisable as of March 31, 2010 was zero.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Some of the statements made by us in this Quarterly Report on Form 10-Q are forward-looking in nature, including but not limited to, statements relating to our future revenue and expenses, product development, future market acceptance, levels of research and development, our management's plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "plan", "possible", and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors, many of which are discussed throughout this Quarterly Report and in our SEC filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, unless required by law. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

o	our ability to finance our activities and maintain our financial liquidity;
o	our ability to attract and retain qualified, knowledgeable employees;
o	our ability to complete product development;
o	our ability to obtain regulatory approvals to conduct clinical trails;
o	our ability to design and market new products successfully;
o	our failure to acquire new customers in the future;
o	deterioration of business and economic conditions in our markets; and
o	intensely competitive industry conditions.

In this document, the words "we," "our," "ours," and "us" refers to Bio-Bridge Science, Inc. and our wholly owned subsidiaries, including Bio-Bridge Science (Beijing) Co. Ltd., a Wholly-Foreign Owned Enterprise of the People's Republic of China ("Bio-Bridge (Beijing)") , Bio-Bridge Science Corporation, a Cayman Islands corporation, Bio-Bridge Science Holding Co. Ltd, a Cayman Islands corporation, Bio-Bridge Science(HK) CO. Ltd, a Hong Kong company, and Xinheng Baide Biotechnology Co. Ltd.(“Bio-Bridge XBB”), a Chinese company.

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

We expect that the therapeutic vaccine can be brought to market in three years and the preventive vaccine can be brought to market in five to seven years, if we are successful in raising funds to complete development of the vaccines. As of March 31, 2010, our cash and cash equivalents and trading securities position was $919,330. Although we raised capital in 2008 and 2009 in private placements, we will still need to raise additional funds through the public or private sales of our securities, loans, or a combination of the foregoing to meet our planned operations. We cannot guarantee that financing will be available to us, on acceptable terms or at all. We also may borrow from local banks in China given that our land use right and laboratory facility could be used as collateral for borrowing. If we fail to obtain other financing in the next 12 months, either through an offering of our securities or by obtaining additional loans, we may be unable to develop our planned projects as scheduled and may be forced to scale back.

Distribution of Xinhua surgical instruments

We signed an exclusive agency agreement with Xinhua Surgical Instruments Co. Ltd. to distribute its surgical instruments in the United States at the end of 2005. We are currently seeking collaboration with local distributors and developing markets for Xinhua instruments. We built up a B2C website devoted to selling Xinhua surgical instruments in 2008. Also, we initiated some marketing campaigns, such as buying Google keywords.

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

Results of Operations

Three-month period ended March 31, 2010 and March 31, 2009

During the three-month period quarter ended March 31, 2010, we had revenues of $60,257. The cost of revenue was $37,396, which was 62% of the total revenue. During the three-month period quarter ended March 31, 2009, we had revenues of $264,129. The cost of revenue was $162,529, which was 62% of the total revenue. The decrease of revenues in the first quarter of 2010 was due to the seasonal factor for selling bovine serum.

For the quarter ended March 31, 2010, research and development expenses were $88,336, as compared to $32,812 for the quarter ended March 31, 2009. The increase of $55,524 is due to the increase of the pre-clinical trial development of our vaccine candidates.

For the quarter ended March 31, 2010, selling and distribution expenses were $40,325 as compared to $29,341 for the quarter ended March 31, 2009. The increase of $10,984 is due primarily to increases in shipping and selling expense and selling and distribution of Bio-Bridge XBB.

For the quarter ended March 31, 2010, general and administrative expenses were $1,859,491 as compared to $208,533 for the quarter ended March 31, 2009. The increase of $1,650,958 is mainly due to the compensation cost for issuing common stock warrants to three companies controlled by our two directors, which was $1,521,805.

For the quarter ended March 31, 2010, interest expense was $801 as compared to interest expense of $274 for the quarter ended March 31, 2008. The increase of $527 is due primarily to fluctuations in foreign exchange in our subsidiaries in China.

Net loss for the quarter ended March 31, 2010 was $1,943,358 as compared to $18,102 for the quarter ended March 31, 2009. This increase of $1,925,256 in net loss is primarily due to the compensation cost for issuing common stock warrants to three companies controlled by two of our directors, which was $1,521,805.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalent balances, which were $750,545 at March 31, 2010. Also, we had marketable securities valued at $168,785 as of March 31, 2010. These marketable securities were classified as trading securities.

Net cash used in operating activities was $698,989 for the three months ended March 31, 2010 and $546,977 for the three months ended March 31, 2009. The increase was due primarily to that we paid off some accrued expenses and payables.

Net cash provided by investing activities was ($38,079) for the three months ended March 31, 2010 and ($187,567) for the three months ended March 31, 2009. This change was due to we purchased fewer fixed assets during the three months ended March 31, 2010 compared with for the three months ended March 31, 2009.

Net cash provided by financing activities was $4,176 for the three months ended March 31, 2010 compared to $852,493 for the three months ended March 31, 2009. This decrease was mainly due to more proceeds from the issuance of commons stock during the first quarter of 2009.

To date, our operations have been funded through issuances of our common stock and preferred stock whereby we raised an aggregate $8,365,888 from inception through March 31, 2010.

In the first quarter of 2009, the Company sold 12,800 shares of common stock to a hundred twenty-three investors at $1.375 per share for a total consideration of $17,600.

Based on our current operating plan, we believe that we have sufficient cash and cash equivalents until year end. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond January 2011. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward.   The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on our consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Commitments

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, we have obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of March 31, 2010, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Not Applicable.

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-K we filed with the SEC on March 31, 2010.

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

Bio-Bridge Science, Inc.

/s/ Dr. Liang Qiao	Dated: May 17, 2010
By: Dr. Liang Qiao
Chief Executive Officer

EXHIBIT INDEX

3.1(i)*	Certificate of incorporation of the registrant, as currently in effect

3.1(ii)*	Bylaws of the registrant, as currently in effect

3.1(iii)**	Certificate of Designation of Series A Preferred Stock

4.1	Form of Common Stock Warrant Agreement dated January 2010

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Previously filed with the Securities and Exchange Commission pursuant to Registration Statement No. 333-121786.

** Previously filed as an exhibit to the Registrant's Form 10-KSB for its year ended December 31, 2006.