Form 10-Q
period 2010-06-30
BIO BRIDGE SCIENCE INC
filed 2010-08-16
CIK 1309304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: June 30, 2010

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-51497

BIO-BRIDGE SCIENCE, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-1802936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1211 West 22nd Street, Suite 615, Oak Brook, Illinois, 60523
(Address of principal executive offices, Zip Code)

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

45,070,245
Number of Shares of Common Stock, Par Value $0.001 Per Share, Outstanding as of June 30, 2010

BIO-BRIDGE SCIENCE, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$815,284	$1,481,851
Accounts receivable, net	220,674	471,236
Inventories	897,117	589,730
Trading securities, at fair value	-	162,044
Prepaid expenses and other current assets	47,399	62,663
Total Current Assets	1,980,474	2,767,524

Property and equipment, net	3,427,307	3,465,302
Land use right, net	512,083	522,510
Intangible assets	219,677	219,677
Goodwill	243,248	243,248
Total Long-term Assets	4,402,315	4,450,737

TOTAL ASSETS	$6,382,789	$7,218,261

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$188,583	$161,122
Accrued expenses and other payables	110,828	144,795
Payable for leasehold and equipment purchases	-	273,558
Payable to contractors	-	42,471
Due to director	21,023	15,183
Advances from director	300,000	-
Derivative liabilities	196,068	377,013
Total Current Liabilities	816,502	1,014,142

Equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 and 4,000,000 shares issued and outstanding, respectively	-	4,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,070,245 and 40,819,285 shares issued and outstanding, respectively	45,070	40,819
Additional paid-in capital	18,400,717	16,475,947
Preferred stock dividend, payable in common shares	-	74,200
Subscription receivable	(210,325)	(210,325)
Stock to be issued	210,000	248,140
Accumulated other comprehensive income	292,325	261,948
Accumulated deficit	(14,058,051)	(11,678,908)
Total Bio-Bridge Science, Inc. shareholders’ equity	4,679,736	5,215,821

NONCONTROLLING INTERESTS	886,551	988,298

Total Equity	5,566,287	6,204,119

TOTAL LIABILITIES AND EQUITY	$6,382,789	$7,218,261

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$146,506	$174,895	$206,871	$439,024
Cost of goods sold	(107,934)	(121,469)	(145,444)	(283,728)
Gross profit	38,572	53,426	61,427	155,296

Research and development costs	43,423	46,840	131,989	79,652
Selling and distribution expenses	27,850	61,621	68,219	90,962
General and administrative expenses	476,155	290,872	2,336,120	499,405

Loss from operations	(508,856)	(345,907)	(2,474,901)	(514,723)

Other income (expense):
Interest expense	(2,248)	(23)	(3,051)	(297)
Unrealized gain on trading securities	-	22,816	6,741	19,186
Gain on sale of trading securities	1,890	-	1,890	-
Change of fair value of derivative liability	4,890	1,055,141	4,913	1,226,418
Dividend income	1,181	3,799	4,718	8,107

Income (loss) before income taxes	(503,143)	735,826	(2,459,690)	738,691

Benefit (provision) for income taxes	-	3,216	-	(17,751)

Net income (loss)	(503,143)	739,042	(2,459,690)	720,940

Net income (loss) attributable to noncontrolling interests	(62,222)	(7,968)	(101,747)	26,706

Net income (loss) attributable to Bio-Bridge Science, Inc.	(440,921)	747,010	(2,357,943)	694,234

Preferred stock dividends	-	(90,000)	(21,200)	(145,550)

Net income (loss) attributable to common shareholders	$(440,921)	$657,010	$(2,379,143)	$548,684

Net income (loss) per share, attributable to common shareholders, basic	$(0.01)	$0.02	$(0.05)	$0.02
Net income (loss) per share, attributable to common shareholders, diluted	$(0.01)	$0.02	$(0.05)	$0.01

Weighted average shares outstanding	45,070,245	35,124,855	44,333,203	35,073,219
Weighted average shares outstanding, diluted	45,070,245	39,725,066	44,333,203	42,004,564

See accompanying notes to the condensed consolidated financial statement

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For The Six Months Ended June 30, 2010
(Unaudited)

	Common Stock		Preferred Stock		Preferred Stock Dividend Payable in	Additional Paid-in	Accumulated Other Comprehensive	Common Stock To	Subscriptions	Accumulated	Non controlling
	Shares	Amount	Shares	Amount	Common Shares	Capital	Income	Be Issued	Receivable	Deficit	Interest	Total
BALANCE December 31, 2009	40,819,285	$40,819	4,000,000	$4,000	$74,200	$16,475,947	$261,948	$248,140	$(210,325)	$(11,678,908)	$988,298	$6,204,119

Accrual of preferred stock dividend	-	-	-	-	21,200	-	-	-	-	(21,200)	-	-

Payment of preferred stock dividend through issuance of common shares	180,000	180	-	-	(95,400)	95,220	-	-	-	-	-	-

Fair value of vested options	-	-	-	-	-	93,644	-	-	-	-	-	93,644

Fair value of warrants issued to directors	-	-	-	-	-	1,521,805	-	-	-	-	-	1,521,805

Issuance of common shares	70,960	71	-	-	-	38,069	-	(38,140)	-	-	-	-

Extinguishment of derivative recorded as contribution to capital	-	-	-	-	-	176,032	-	-	-	-	-	176,032

Conversion of 4,000,000 shares of preferred stock into 4,000,000 shares of common stock	4,000,000	4,000	(4,000,000)	(4,000)	-	-	-	-	-	-	-	-

Foreign currency translation gain	-	-	-	-	-	-	30,377	-	-	-	-	30,377

Net Loss	-	-	-	-	-	-	-	-	-	(2,357,943)	(101,747)	(2,459,690)

BALANCE June 30, 2010 (Unaudited)	45,070,245	$45,070	-	$-	$-	$18,400,717	$292,325	$210,000	$(210,325)	$(14,058,051)	$886,551	$5,566,287

See accompanying notes to the condensed consolidated financial statement

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,459,690)	$720,940
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	199,483	10,133
Amortization of land use right	10,427	9,222
Fair value of vested options	93,644	-
Fair value of warrants issued to directors	1,521,805	-
Gain on sale of trading securities	1,890	-
Unrealized loss on trading securities	(6,741)	(19,186)
Change in fair value of derivative liability	(4,913)	(1,226,418)
Change in operating assets and liabilities:
Accounts receivable	250,562	(101,8340)
Inventories	(307,387)	1,211
Prepaid expense and other assets	15,264	(15,500)
Accounts payable	27,461	10,562
Accrued expenses and other payables	(33,967)	(90,846)
Payable to contractors	(42,471)	(71,927)
Net cash used in operating activities	(738,413)	(741,782)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in construction in progress	-	(44,288)
Purchase of property and equipment	(161,488)	(359,223)
Payable for leasehold and equipment purchases	(273,558)	-
Proceeds from sale of trading securities	170,675	-
Net cash used in investing activities	(264,371)	(403,511)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	1,145,370
Advances from director	300,000	-
Due to director	5,840	(19,878)
Net cash provided by financing activities	305,840	1,125,492

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(696,944)	(19,801)

Effect of exchange rate changes on cash	30,377	1,871
Cash and cash equivalents, beginning of period	1,481,851	1,486,252

CASH AND CASH EQUIVALENTS, END OF PERIOD	$815,284	$1,468,322

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$46,897

SUPPLEMENTAL NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES
Conversion of shares of preferred stock into shares of common stock	$4,000	$-
Extinguishment of derivative recorded as contribution to capital	$176,032	$-
Accrual of preferred stock dividend payable in common stock	$21,200	$145,550
Payment of preferred stock dividend in shares of common stock	$95,400	$-

See accompanying notes to the condensed consolidated financial statements.

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Bio Bridge Science Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

The condensed consolidated balance sheet information as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2010. These interim financial statements should be read in conjunction with that report.

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

BBS was incorporated in the Cayman Islands on February 11, 2002.  At the time of the exchange, BBS held a 100% interest in Bio-Bridge Science (Beijing) Corp. ("Bio-Bridge Beijing"), a wholly-foreign funded enterprise of the People's Republic of China ("PRC") which was established on May 20, 2002. Bio Bridge Beijing is currently engaged in the development and commercialization of several vaccine candidates in the PRC, such as HIV-PV vaccine I, cervical cancer vaccine, and colon cancer vaccine.

On July 31, 2008, the Company acquired 51 percent of the outstanding capital interest of Bio-Bridge Xinheng Baide Biotechnology Co., Ltd. (“Bio-Bridge XBB”). The primary operations of Bio-Bridge XBB are the manufacturing and distribution of bovine serum products, which are used in research and production of pharmaceuticals and veterinary medicines.

In June of 2009, the Company entered into an equity joint venture contract to purchase 51 percent of Bio-Bridge JRS Biosciences (Beijing) Co., Ltd. (“Bio-Bridge JRS”).  On October 16, 2009 the joint venture received a business license to do business in the PRC and began its startup activities.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,459,690 and used cash in operations of $738,413 for the six months ended June 30, 2010, and had an accumulated deficit of $14,058,051 as of June 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon the Company’s ability to raise additional funds to implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Based on our current operating plan, we believe that we have sufficient cash and cash equivalents to last approximately through July 2011. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond July 2011. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

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

Accounts receivables are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers' balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year. As of June 30, 2010 and December 31, 2009, accounts receivable were net of allowances of $51,540 and $40,037, respectively.

Intangible Assets and Goodwill

As required by guidance issued by the Financial Accounting Standards Board (“FASB”), management performs impairment tests of goodwill and indefinite-lived intangible assets whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. Also, management performs impairment testing of goodwill and indefinite-lived intangible assets at least annually.

Goodwill is related to the Company's acquisition of Bio-Bridge XBB on July 31, 2008.  Goodwill and other intangible assets are accounted for in accordance with guidance issued by the FASB on goodwill and other intangible assets.  Under this guidance, goodwill is not amortized. Rather, goodwill is assessed for impairment at least annually.  The Company tests goodwill by using a two-step process.  In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  Based on management’s assessment, there were no indicators of impairment of recorded goodwill at June 30, 2010.

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

Impairment of Long-Lived Assets

Authoritative guidance issued by the FASB establishes guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized, and how impairment losses should be measured.

Management regularly reviews property, equipment and other long-lived assets for possible impairment.  This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.  Management’s assumptions about cash flows and discount rates require significant judgment.  There were no indications of impairment based on management’s assessment at June 30, 2010.  Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2010:

	Level 1	Level 2	Level 3	Total
Fair value of options and warrants	$-	$-	$196,068	$196,068
	$-	$-	$196,068	$196,068

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). Equity accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the equity transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average of the exchange rates at beginning of the financial year and at balance sheet date.

	2010	2009
US$ to RMB exchange rate on January 1,	6.8282	6.8359

US$ to RMB exchange rate on June 30,	6.7909	6.8319

Average US$ to RMB exchange rate for the six months ended June 30,	6.8251	6.8339

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

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s current components of comprehensive income consist of foreign currency translation adjustments:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss) attributable to Bio-Bridge Science, Inc.	$(440,921)	$747,010	$(2,357,943)	$694,234
Foreign currency translation gain (loss)	$28,791	$2,758	$30,377	$1,871
Comprehensive income (loss)	$(412,130)	$749,768	$(2,327,566)	$696,105

 Research and Development

Research and development costs are expensed as incurred. For the three months ended June 30, 2010 and 2009, research and development expenses totaled $43,423 and $46,840, respectively. For the six months ended June 30, 2010 and 2009, research and development expenses totaled $131,989 and 79,652, respectively.

Income (loss) Per Share

Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share calculation gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method.  Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants.  As of June 30, 2010, common stock equivalents were composed of options convertible into 3,631,500 shares of the Company's common stock and warrants convertible into 8,814,943 shares of the Company's common stock. For the three and six month periods ended June 30, 2010, respectively, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

As of June 30, 2009, common stock equivalents were composed of options convertible into 2,297,000 shares of the Company's common stock and warrants convertible into 8,864,943 shares of the Company's common stock.  The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2009:

	For the three months ended June 30,	For the six months ended June 30,
	2009	2009
	(Unaudited)	(Unaudited)
Numerator
Net Income attributable to common shareholders for per-share calculation	$657,010	$548,684

Denominator
Weighted average shares outstanding-basic	35,124,855	35,073,219
Effect of dilutive instruments:
Options	600,211	1,469,940
Warrants	-	1,461,405
Convertible preferred stock	4,000,000	4,000,000
Weighted average shares outstanding-basic and diluted	$39,725,066	$42,004,564

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Options vest and expire according to terms established at the grant date. For the three and six month periods ended June 30, 2010, stock-based compensation totaled $46,822 and $93,644, respectively.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured trade accounts receivable.

Cash denominated in Renminbi (“RMB”) with a US dollar equivalent of $365,751 and $1,258,137 at June 30, 2010 and December 31, 2009, respectively, was held in accounts at financial institutions located in the PRC.  In addition, the Company maintains funds in bank accounts in the US which at times may exceed the federally insured balance of $250,000.  The Company and its subsidiaries have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

For the three and six-month periods ended June 30, 2010, approximately 84% and 76%, respectively, of the Company’s sales were to customers located in China, compared to approximately 93% and 92% for the three and six month periods ended June 30, 2009, respectively. For the six months ended June 30, 2010, one customer accounted for 35% of total sales.  At June 30, 2010, four customers accounted for 91% of accounts receivable (30%, 27%, 24%, and 10%, respectively).

Advances from Director

During the three months ended June 30, 2010, one of the Company’s directors advanced $300,000 to the Company in anticipation of making an equity investment.  The terms of the equity investment are currently being negotiated as of the date of the issuance of this 10-Q. The advances are non-interest bearing, unsecured, and due on demand.

Recent Accounting Pronouncements

In April 2010, the FASB issued new accounting guidance to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company does not expect adoption of this standard will have an effect on our consolidated results of operation or our financial position.

In April 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the consolidated financial statements of the Company upon adoption.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities.  The new guidance is intended to improve financial reporting by requiring additional disclosures about a company’s involvement in variable interest entities.  This new guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The Company adopted this guidance effective January 1, 2010, and it had no impact on the consolidated financial statements of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4 - INVENTORIES

Inventories consist of the following at:

	June 30, 2010	December 31, 2009
	(Unaudited)
Raw materials	$251,159	205,968
Finished goods	645,958	383,762
Total inventories	$897,117	589,730

NOTE 5 - EQUITY

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

In 2007, the Company sold 4,000,000 shares of Series A Convertible Preferred Stock with warrants to purchase 3,000,000 shares of common stock for $0.75 per unit, or $3,000,000 in aggregate. The preferred stock earned dividends at 12% annually, in common shares of the Company valued at $1.00 per share, payable semiannually in arrears. The preferred stock dividend was cumulative and non-participating.

The 3,000,000 warrants issued with the preferred stock in 2007 expired on January 30, 2010.  Also on January 30, 2010, holders of 4,000,000 shares of the Company’s convertible preferred stock elected to convert the preferred shares into shares of the Company’s common stock on a one-for-one basis.  Effective January 30, 2010, the preferred shares were converted, common shares were issued, and the accrual of the preferred stock dividend was discontinued.

At December 31, 2009, the Company had recorded a derivative liability of $176,032 related to the 3,000,000 warrants and conversion feature of the preferred stock.  Upon expiration of the warrants and notification of conversion of the preferred shares, the derivative liability related to these instruments was extinguished and recorded as a contribution to capital.

NOTE 6 - STOCK OPTION AND WARRANTS

At June 30, 2010, stock options outstanding were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2010	3,731,500	$0.45

Granted	-	-
Exercised	-	-
Forfeited	(100,000)	0.47

Outstanding at June 30, 2010	3,631,500	$0.45

The following table summarizes information about stock options outstanding as of June 30, 2010:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.001 to $0.55	3,631,500	$0.45	6.53	3,168,840	$0.44

Information relating to stock options at June 30, 2010 summarized by exercise price is as follows:

Option Outstanding			Options Exercisable
Exercise price per Share	Number of shares	Remaining life (years)	Exercise price	Number of Shares	Weighted average exercise price
$0.001	400,000	5.58	$0.001	400,000	$0.00
$0.001	20,000	2.00	$0.001	20,000	$0.00
$0.001	3,000	9.05	$0.001	3,000	$0.00
$0.47	740,000	9.05	$0.47	465,000	$0.07
$0.50	1,277,000	5.50	$0.50	1,277,000	$0.21
$0.52	240,000	9.05	$0.52	115,000	$0.02
$0.55	600,000	5.58	$0.55	600,000	$0.11
$0.50	351,500	9.47	$0.50	288,840	$0.02
$0.001 to 0.55	3,631,500	2.00 to 9.47	$0.45	3,168,840	$0.44

The aggregate intrinsic value of 3,631,500 options outstanding and 3,168,840 options exercisable as of June 30, 2010 were $321,672 and $295,081, respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company’s common shares for the options that were in-the-money as of June 30, 2010.

Common Stock Warrants

 On January 20, 2010, Company issued warrants to three companies controlled by two directors to purchase 3,000,000 shares of common stock at $1.00 per share with a term of five years. We recorded the fair value of the warrants to purchase 3,000,000 shares of common stock as compensation cost. The fair value of five-year warrant issued to these three companies was $1,521,805 at the grant date, which was determined using the Black-Scholes-Merton valuation method, using the following assumptions: no expected dividend yield; a risk-free interest rate of 1.62%; an expected life of 5 years; and an estimated volatility of 191 percent based on recent history of the stock price in the industry. The total of $1,521,805 was charged to compensation cost at the date the warrants were granted.

At June 30, 2010, warrants outstanding were as follows:

	Number of Shares Under Warrants	Weighted Average Exercise Price
Warrants outstanding at January 1, 2009	8,814,943	$0.95
Warrants granted	3,000,000	$1.00
Warrants expired	(3,000,000)	$1.00
Warrants outstanding and exercisable at June 30, 2010	8,814,943	$0.95

The following table summarizes information about warrants outstanding at June 30, 2010:

Warrants Outstanding and Exercisable
Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price
183,334	$0.75	June 4, 2011	$0.02
183,333	$1.20	June 4, 2013	$0.02
1,724,138	$0.725	July 2, 2012	$0.14
1,724,138	$1.10	July 2, 2013	$0.22
1,000,000	$0.725	July 9, 2012	$0.08
1,000,000	$1.10	July 9, 2013	$0.12
3,000,000	$1.00	January 20, 2015	$0.34
8,814,943	$0.75 to 1.20		$0.95

The aggregate intrinsic value of 8,814,943 warrants outstanding and exercisable as of June 30, 2010 was zero.

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

In this document, the words "we," "our," "ours," and "us" refers to Bio-Bridge Science, Inc. and our wholly owned subsidiaries, including Bio-Bridge Science (Beijing) Co. Ltd., a Wholly-Foreign Owned Enterprise of the People's Republic of China ("Bio-Bridge Beijing"), Bio-Bridge Science Corporation, a Cayman Islands corporation, Bio-Bridge Science Holding Co. Ltd, a Cayman Islands corporation, Bio-Bridge Science(HK) CO. Ltd, a Hong Kong company, Xinheng Baide Biotechnology Co. Ltd. (“Bio-Bridge XBB”), a Chinese company, and Bio-Bridge JRS Biosciences (Beijing) Co., Ltd (“Bio-Bridge JRS”), a Chinese company.

OVERVIEW

Bio-Bridge Science, Inc. is a biotechnology company whose subsidiaries are focused on the commercial development of HIV-PV Vaccine I, HPV vaccine, colon cancer vaccine, mucosal adjuvant and manufacture and sales of vaccine production-related materials. Subsidiary Bio-Bridge Beijing is conducting our vaccine development, subsidiary Bio-Bridge XBB sells bovine serum, and subsidiary Bio-Bridge JRS is producing powdered cell culture medium for sales in the near future.

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

Plans of Operation

Vaccine Development

The vaccine development is being undertaken by our 100% owned subsidiary, Bio-Bridge Beijing. The pre-clinical testing of HIV-PV Vaccine I on laboratory animals was completed by the Beijing Institute of Radiation Medicine in June 2006 and showed encouraging results. To produce the HIV vaccine for clinical trials, we have built a GMP-compliant facility in Beijing. We have purchased and installed the laboratory equipment and the facility is operating well. Our HIV vaccine is being produced and quality control procedures are being established to meet SFDA standards.  We plan to apply to China's State Food and Drug Administration for approval to conduct clinical trials of HIV-PV Vaccine I at the end of this year. The clinical trial for preventive vaccine will last five to seven years.

We also plan to conduct the pre-clinical trials for colon cancer vaccine and HPV vaccine. We estimate that we will complete the pre-clinical trial of colon cancer vaccine and that of HPV vaccine by early 2011. We expect to enter clinical trials of colon cancer vaccine in the second half of 2011. The clinical trial for therapeutic vaccine is expected to last three years. All the technology to make HIV vaccine and colon cancer vaccine is based on the technology co-developed by our CEO, Dr. Liang Qiao. Because we use the same technology to develop all our potential vaccine products, we expect to use the same GMP facility in Beijing, China, to produce the HIV vaccine and colon cancer vaccine for pre-clinical and clinical trials.

To date we have run our operations from funds we raised in private offerings. During the next twelve months, we will need to raise capital through an offering of our securities, or from loans, to continue research and development of our various vaccine product candidates in China as well as conducting potential acquisition activities in China. We estimate that our capital requirements for the next twelve months will be as follows:

o	approximately $1.25 million for working capital and general corporate needs;

o	approximately $0.5 million for HIV vaccine Phase I clinical trial and its preparatory work;

o	approximately $1.0 million for pre-clinical trials on colon cancer vaccine and HPV vaccine.

We expect that the therapeutic vaccine can be brought to market in three years and the preventive vaccine can be brought to market in five to seven years after SFDA approval of clinical trials on these vaccines, independent on raising funds to complete development of the vaccines. As of June 30, 2010, our cash and cash equivalents and trading securities position was $817,643. Although we raised capital in 2008 and 2009 in private placements, we will still need to raise additional funds through the public or private sales of our securities, taking loans, or a combination of the foregoing to meet our planned operations. We cannot guarantee that financing will be available to us, on acceptable terms or at all. We also may borrow from local banks in China given that our land use rights and laboratory facility could be used as collateral for borrowing. If we fail to obtain other financing in the next 12 months, either through an offering of our securities or by obtaining additional loans, we may be unable to develop our planned projects as scheduled and may be forced to scale back.

Distribution of Xinhua Surgical Instruments

We signed an exclusive agency agreement with Xinhua Surgical Instruments Co. Ltd. to distribute its products in the United States at the end of 2005. We are currently seeking collaboration with distributors and developing markets for Xinhua instruments. Inventory has been purchased, imported, and is stocked at our corporate headquarters. A website was developed for business to consumer and business to business sales of Xinhua products.  We have been pursuing marketing initiatives such as, advertising online through Google Adwords and other sites, as well as, through traditional methods like direct mail and sales calls.  Additionally, we have been participating and responding to bid requests and requests for quotations from government, educational, and business organizations.

Acquisitions of Companies Complementary to the Company

Another major corporate focus is for the Company to acquire other profitable vaccine companies or vaccine production related companies, such as those producing materials for vaccine production, in China. Such an acquisition may help support our development of our in-house vaccine candidates by providing us with operating cash flows, lower cost for materials used in our vaccine production, a skilled work force pool in vaccine production, and distribution channels. We believe these companies will be complementary to us and make us more competitive.

On July 31, 2008, the Company completed the acquisition of Hohhot Xinheng Baide Biotechnology Co. Ltd., (“XHBD”), in which the Company purchased 51% of the outstanding capital interests of XHBD for RMB 6 million (approximately US$ 881,000).  XHBD was incorporated on May 17, 2006 under the laws of the People’s Republic of China (“PRC”) as a limited company. XHBD is located in the city of Hohhot in Inner Mongolia, China. The primary operations of the Company are the manufacture and distribution of bovine serum products, which are used in research and production of vaccines. We completed the 51% acquisition of Xinheng Baide on July 31, 2008 and its operations are included in our consolidated financial statements beginning August 1, 2008.  At July 1, 2009, XHBD changed its name to Bio-Bridge Xinheng Baide (Inner Mongolia) Biotechnology Co. Ltd. (“Bio-Bridge XBB”).

At August 20, 2009, Bio-Bridge XBB purchased a land use rights at LeSheng Economic Park District, Helingeer City, Inner Mongolia. The land area is 4.7 acres (approximately 18,933 square meters) and its cost was $166,290. The land will be used for the planned future manufacturing facility and headquarters for Bio-Bridge XBB.

Joint Venture

On June 9, 2009, Bio-Bridge Science (HK) Co., Ltd., a wholly-owned subsidiary of Bio-Bridge Science, Inc. entered into an equity joint venture contract with JR Scientific Inc., a California based manufacturer of classical and custom cell culture medium and sera products, and several other investors to form a new cell culture medium joint venture in Beijing, China. The company invested RMB 5,100,000 (approximately US$732,000) in cash in the joint venture for 51% of the equity and JRS contributed certain technology for 15% of the equity.  The balance of the equity was purchased by other investors, including 11% by China Diamond, an entity controlled by Trevor Roy, one of our directors.

On October 16, 2009, Bio-Bridge Science Inc. received a business license from the Beijing Administration for Industry and Commerce of the PRC indicating approval of the formation of Bio-Bridge JRS Biosciences (Beijing) Co., Ltd. (“Bio-Bridge JRS”). Bio-Bridge JRS was officially established at the end of October 2009.

The plant was fitted-out and major equipment has been purchased and installed. The fit-out is currently being enhanced to ensure that the facility is rated for all-year production, including conditions of extreme cold, heat, and humidity (the unmodified fit-out would have been able to produce only 6-8 months per year). The major production technology is being transferred from JRS to the JV technicians and the technicians are producing cell culture medium samples.  The produced samples are being tested for their quality before sales. We expect that Bio-Bridge JRS will begin to formally produce and sell cell culture medium and related products at the 4th quarter of 2010.

Results of Operation

Three-Month Period Ended June 30, 2010 and June 30, 2009

For the three months ended June 30, 2010, we had revenues of $146,506. The cost of revenue was $107,934, which was 74% of the total revenue.  During the three-month period ended June 30, 2009, we had revenues of $174,895. The cost of revenue was $121,469, which was 69% of the total revenue.  The decrease in revenue was due to the season factor for selling bovine serum. The 5% increase in cost of revenue is mostly due to the price increase in raw material serum.

For the three months ended June 30, 2010, research and development expenses were $43,423, as compared to $46,840 for the three-month period ended June 30, 2009. The difference is immaterial in management’s perspective.

For the three months ended June 30, 2010, general and administrative expenses were $476,155 as compared to $290,872 for the three-month period ended June 30, 2009. The increase of $185,283 is mainly due to an increase in depreciation expense after putting our laboratory facility into service in mid-2009, and an increase in expenses of vested stock options.

For the three months ended June 30, 2010, selling and distribution expenses were $27,850 as compared to $61,621 for the three-month period ended June 30, 2009. The decrease of $33,771 is due primarily to the decrease in the selling and distribution expenses of Bio-Bridge XBB.

For the three months ended June 30, 2010, interest expense was $2,248 as compared to interest expense of $23 for the three-month period ended June 30, 2009. The increase of $2,225 is due primarily to fluctuations in foreign exchange in our subsidiaries in China.

Net loss for the three months ended June 30, 2010 was $503,143 as compared to a net income of $739,042 for the three-month period ended June 30, 2009. The decrease of $1,242,185 in net income is primarily due to the decrease in gain on derivative liability fair value, which was $1,055,141 for the three months ended June 30, 2009, compared to $4,890 for the three months ended June 30, 2010.

Six-Month Period Ended June 30, 2010 and June 30, 2009

During the six-month period ended June 30, 2010, we had revenues of $206,871. The cost of revenue was $145,444, which was 70% of the total revenue.  During the six-month period ended June 30, 2009, we had revenues of $439,024. The cost of revenue was $283,728, which was 65% of the total revenue. The decrease in revenue was due to the season factor for selling bovine serum. The 5% increase in cost of revenue is mostly due to the price increase in raw material serum.

For the six-month period ended June 30, 2010, research and development expenses were $131,989, as compared to $79,652 for the six-month period ended June 30, 2009. The increase of $52,337 is due to the increase of the pre-clinical trial development of our vaccine candidates in 2010.

For the six-month period ended June 30, 2010, general and administrative expenses were $2,336,120 as compared to $499,405 for the six-month period ended June 30, 2009. The increase of $1,836,715 is mainly due to the compensation cost for issuing common stock warrants to two directors, which was $1,521,805, an increase in depreciation expense after putting our laboratory facility into service in mid-2009, and the increase in expenses of vested stock options.

For the six-month period ended June 30, 2010, selling and distribution expenses were $68,219 as compared to $90,962 for the six-month period ended June 30, 2009. The decrease of $22,743 is due primarily to decreases in selling expenses of Bio-Bridge XBB.

For the six-month period ended June 30, 2010, interest expense was $3,051 as compared to interest expense of $297 for the six-month period ended June 30, 2008. The increase of $2,754 is due primarily to fluctuations in foreign exchange in our subsidiaries in China.

Net loss for the six-month period ended June 30, 2010 was $2,459,690 as compared to a net income of $720,940 for the six-month period ended June 30, 2009.  This decrease of $3,180,630 in net income is partly due to the compensation cost for issuing common stock warrants two directors, which was $1,521,805, and partly due to the decrease in gain on derivative liability fair value, which was $1,226,418 for the six months ended June 30, 2009, compared to $4,913 for the six months ended June 30, 2010.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalent balances, which was $815,284 at June 30, 2010.

Net cash used in operating activities was $738,413 for the six months ended June 30, 2010 and $741,782 for the six months ended June 30, 2009.  The decrease was due primarily to the decrease in cash used to pay off accrued expenses and payables.

Net cash used in investing activities was $264,371 for the six months ended June 30, 2010 and $403,511 for the six months ended June 30, 2009. This change was primarily due to the decrease in fixed assets purchases.

Net cash provided by financing activities was $305,815 for the six months ended June 30, 2010 compared to $1,125,492 for the six months ended June 30, 2009. This decrease was mainly due to the decrease in the proceeds from issuance of common stock.

To date, our operations have been funded through issuances of our common stock and preferred stock whereby we raised an aggregate $8,365,888 from inception through June 30, 2010.

Based on our current operating plan, we believe that we have sufficient cash and cash equivalents to last approximately through July 2011. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond July 2011. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

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

Accounts Receivable

Accounts receivables are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers' balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year.

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

Recent Accounting Pronouncements

In April 2010, the FASB issued new accounting guidance to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company does not expect adoption of this standard will have a material on its consolidated financial position or results of operations.

In April 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the consolidated financial statements of the Company upon adoption.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities.  The new guidance is intended to improve financial reporting by requiring additional disclosures about a company’s involvement in variable interest entities.  This new guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The Company adopted this guidance effective January 1, 2010, and it had no impact on the consolidated financial statements of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Commitments

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, we have obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of June 30, 2010, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

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

Bio-Bridge Science, Inc.

/s/ Dr. Liang Qiao	Dated: 8/16/2010
By: Dr. Liang Qiao
Chief Executive Officer

EXHIBIT INDEX

3.1(i)*	Certificate of incorporation of the registrant, as currently in effect

3.1(ii)*	Bylaws of the registrant, as currently in effect

3.1(iii)**	Certificate of Designation of Series A Preferred Stock

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Previously filed with the Securities and Exchange Commission pursuant to Registration Statement No. 333-121786.

** Previously filed as an exhibit to the Registrant's Form 10-KSB for its year ended December 31, 2006.