Form 10-K/A
period 2009-12-31
BIO BRIDGE SCIENCE INC
filed 2010-11-12
CIK 1309304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from
______________ to _____________

Commission File Number: 000-51497

BIO-BRIDGE SCIENCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1802936
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

1801 South Meyers Road, Suite 220
Oakbrook Terrace, IL 60181
(Address of principal executive offices) (Zip Code)

630-613-9687
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

Indicate by the check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

(Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer☐ Smaller Reporting Company☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 12, 2010, 45,070,245 shares of the registrant's common stock and 0 shares of preferred stock were issued and outstanding, both at par value of $0.001. Aggregate market value of the voting stock held by non-affiliates as of June 30, 2010 was $5,840,763.

BIO-BRIDGE SCIENCE, INC.

FORM 10-K/A
Amendment No. 1

EXPLANATORY NOTE

This amendment on Form 10-K/A (this “Amendment”) is being filed by Bio-Bridge Science, Inc. (the “Company”) to amend its Annual Report on Form 10-K that was filed on March 31, 2010 (the “Report”).  This Amendment is being filed to:

–
correct the disclosure in “Part I—Item 1. Business—Overview—Surgical Instrument Sales” with respect to its agreements with Xinhua Surgical Instruments Co. Ltd. (“Xinhua”) and to file as exhibits two amendments to the exclusive agency agreement with Xinhua dated March 10, 2009 and December 9, 2009;

–	correct the disclosure in “Part II—Item 5. Market for the Company’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information”;

–
amend “Part II—Item 9A. Controls and Procedures—Evaluation of disclosure controls and procedures” to correct the statement regarding the Chief Executive Officer’s and Chief Financial Officer’s conclusions regarding the Company’s disclosure controls and procedures (the Company’s Form 10-K as originally filed incorrectly stated in this location that such disclosure controls and procedures had been concluded to be effective);

–
amend “Part II—Item 9A. Controls and Procedures—Management’s Annual Report on Internal Control over Financial Reporting” to correct two instances where a reference to “disclosure controls and procedures” should have been a reference to “internal control over financial reporting”; and

–	re-file exhibits 31.1 and 31.2 to correct the inadvertent omission of references in the introductory language of paragraph 4 and in paragraph 4(b) regarding internal control over financial reporting.

This Amendment does not alter any part of the content of the Report, except for the changes and additional information provided herein.  This Amendment continues to speak as of the date of the Report.  The Company has not updated the disclosures contained in this Amendment to reflect any events that occurred at a date subsequent to the filing of the Report.  The filing of this Amendment is not a representation that any statements contained in the Report or this Amendment are true or complete as of any date subsequent to the date of the Report. This Amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

BIO-BRIDGE SCIENCE, INC.

TABLE OF CONTENTS

Page
Part I

Item 1 - Business	4

Part II

Item 5 - Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	4
Item 9A - Controls and Procedures	5

Part IV

Item 15-Exhibits, Financial Statement Schedules	6
Signatures	7

PART I

ITEM 1 - BUSINESS

OVERVIEW

Surgical Instrument Sales

On March 17, 2008, we entered into an Exclusive Agency Agreement with Xinhua Surgical Instruments Co., Ltd., located in Shandong, China.  The agreement has been amended on several occasions, with the most recent amendment on December 9, 2009. Under the most recent terms of the agreement, we have been granted exclusive distribution rights for all Xinhua surgical instruments in the United States, Australia, New Zealand and Costa Rica. Our minimum order placement requirement for these four areas in the first year calculated from the signing date will be $55,000 and increases by 10% over the previous year’s minimum order placement annually thereafter. We are responsible for advertising and marketing expenses in connection with distribution of Xinhua surgical instruments in these areas. Our exclusivity rights in these four areas will be extended unless we fail to fulfill the minimum order placement requirements. This agreement superseded the previous agreement signed on November 21, 2005 by both parties.

Surgical instruments are regulated by the Food and Drug Administration (FDA) in the United States.  On December 6, 2005, we received confirmation from the FDA of our registration as a medical device establishment, which enables us to perform initial distributor and repackager operations. This confirmation does not represent an FDA approval of any product or any of our activities. It is neither a license, nor a certification. We began selling Xinhua surgical instruments that meet the criteria for class I medical devices under FDA rules, which do not require pre-market notification to the FDA.

PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth aggregate information regarding our equity compensation plans and issuances in effect as of December 31, 2009:

	Number of securities to be issued upon Exercise of Outstanding Options	Weighted average per Share exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plans
Equity Compensation Plans Approved by security holders	1,877,000	$0.26	123,000
Equity Compensation Plans Not Approved by Security Holders	1,434,500	$0.19	2,565,500
Other Equity Compensation Issuances Not Approved by Security Holders	420,000	$0.0	-
Total	3,731,500	$0.45	2,688,500

On December 1, 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan provides for the grant of incentive stock options to our employees, and for the grant of non-statutory stock options, restricted stock, stock appreciation rights and performance shares to our employees, directors and consultants. The Company has reserved a total of 2,000,000 shares of its common stock for issuance pursuant to the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan does not provide for automatic annual increases in the number of shares available for issuance under the plan. As of December 31, 2009, 1,877,000 options had been granted and were outstanding under this plan.

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

On November 26, 2008, the Company’s board of directors approved and adopted the 2008 Stock Incentive Plan. The 2008 Stock Incentive Plan provides for the grant of incentive stock options to our employees, and for the grant of non-statutory stock options, restricted stock, stock appreciation rights and performance shares to our employees, directors and consultants. The Company has reserved a total of 4,000,000 shares of its common stock for issuance pursuant to the 2008 Stock Incentive Plan. The 2008 Stock Incentive Plan does not provide for automatic annual increases in the number of shares available for issuance under the plan. As of December 31, 2009, 1,434,500 options had been granted and were outstanding under this plan.

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

In addition, as of December 31, 2009, 420,000 options had been granted outside the 2004 and 2008 Stock Incentive Plan and were outstanding, with an exercise price of $0.001 per share.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the applicable period to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2009 at the reasonable assurance level due to the material weaknesses described below.

Management concluded that an accounting error had been made in the Company’s historical March 31, 2009 financial statements in relation to the adoption of provisions of EITF 07-5, " Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock ”.  As a result, the Company’s financial statements for the quarter ended March 31, 2009 were restated.

Management evaluated the impact of this restatement on our assessment of our internal control over financial reporting and concluded that the control deficiency that resulted in the incorrect recording of the adoption of provisions of EITF 07-5 represented a material weakness.

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

PART IV

ITEM 15- EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

10.24	Amendment No. 1 to Exclusive Agency Agreement between Registrant and Xinhua Surgical Instruments Co., Ltd. dated March 17, 2008, dated March 10, 2009.

10.25	Amendment No. 2 to Exclusive Agency Agreement between Registrant and Xinhua Surgical Instruments Co., Ltd. dated March 17, 2008, dated December 9, 2009.

31.1	Principal Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-BRIDGE SCIENCE, INC.

Dated: November 12, 2010	By:	/s/ Liang Qiao, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Liang Qiao	Chief Executive Officer, Secretary and	November 12, 2010
Liang Qiao, M.D.	Chairman of the Board (Principal Executive Officer)

/s/ Wenhui Qiao	Director	November 12, 2010
Wenhui Qiao

/s/ Shyh-Jing (Philip) Chiang	Director	November 12, 2010
Shyh-Jing (Philip) Chiang

/s/ Isao Arimoto	Director	November 12, 2010
Isao Arimoto

/s/ Toshihiro Komoike	Vice President and Director	November 12, 2010
Toshihiro Komoike

/s/ Trevor Roy	Director	November 12, 2010
Trevor Roy

/s/ Cheung Hin Shun Anthony	Director	November 12, 2010
Cheung Hin Shun Anthony