Form 10-Q
period 2010-09-30
BIO BRIDGE SCIENCE INC
filed 2010-11-19
CIK 1309304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: September 30, 2010

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-51497

BIO-BRIDGE SCIENCE, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-1802936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1801 South Meyers Road, Suite 220, Oakbrook Terrace, Illinois, 60181
(Address of principal executive offices, Zip Code)

(630) 613-9687
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
45,070,245
Number of Shares of Common Stock, Par Value $0.001 Per Share, Outstanding as of September 30, 2010

BIO-BRIDGE SCIENCE, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$568,188	$1,481,851
Accounts receivable, net	209,128	471,236
Inventories	864,741	589,730
Trading securities, at fair value	-	162,044
Prepaid expenses and other current assets	123,015	62,663
Total Current Assets	1,765,072	2,767,524

Property and equipment, net	3,402,999	3,465,302
Land use right, net	512,352	522,510
Intangible assets	223,844	219,677
Goodwill	-	243,248
Other long-term assets	3,825	-
Total Long-term Assets	4,143,020	4,450,737

TOTAL ASSETS	$5,908,092	$7,218,261

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$185,908	$161,122
Accrued expenses and other payables	110,979	144,795
Payable for leasehold and equipment purchases	-	273,558
Payable to contractors	-	42,471
Due to director	22,242	15,183
Advances from director	300,000	-
Derivative liabilities	185,315	377,013
Total Current Liabilities	804,444	1,014,142

Equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 and 4,000,000 shares issued and outstanding, respectively	-	4,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,070,245 and 40,819,285 shares issued and outstanding, respectively	45,070	40,819
Additional paid-in capital	18,433,694	16,475,947
Preferred stock dividend, payable in common shares	-	74,200
Subscription receivable	(210,325)	(210,325)
Stock to be issued	210,000	248,140
Accumulated other comprehensive income	367,028	261,948
Accumulated deficit	(14,585,265)	(11,678,908)
Total Bio-Bridge Science, Inc. Shareholders’ Equity	4,260,202	5,215,821

NONCONTROLLING INTERESTS	843,446	988,298

Total Equity	5,103,648	6,204,119

TOTAL LIABILITIES AND EQUITY	$5,908,092	$7,218,261

See accompanying notes to the condensed consolidated financial statements

  BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue	$102,852	$142,901	$310,693	$582,925
Cost of goods sold	(57,810)	(92,052)	(203,952)	(376,780)
Gross profit	45,042	50,849	106,741	206,145

Research and development costs	38,898	69,308	171,764	148,960
Selling and distribution expenses	29,094	57,619	97,498	148,581
General and administrative expenses	308,589	308,704	2,647,960	808,109

Loss from operations	(331,539)	(384,782)	(2,810,481)	(899,505)

Other income (expense):
Interest expense	(2,226)	(340)	(5,294)	(637)
Unrealized gain on trading securities	-	21,779	6,741	40,965
Gain on sale of trading securities	-	-	1,890	-
Change of fair value of derivative liability	10,752	(958,147)	15,665	268,271
Dividend income	-	3,612	4,718	11,719
Impairment of goodwill	(243,248)	-	(243,248)	-

Loss before income taxes	(566,261)	(1,317,878)	(3,030,009)	(579,187)

Benefit (provision) for income taxes	-	2,199	-	(15,552)

Net Loss	(566,261)	(1,315,679)	(3,030,009)	(594,739)

Net income (loss) attributable to noncontrolling interests	(43,105)	(3,005)	(144,852)	23,701

Net loss attributable to Bio-Bridge Science, Inc.	(523,156)	(1,312,674)	(2,885,157)	(618,440)

Preferred stock dividends	-	(94,650)	(21,200)	(339,400)

Net loss attributable to common shareholders	$(523,156)	$(1,407,324)	$(2,906,357)	$(957,840)

Net loss per share, attributable to common shareholders, basic and diluted	$(0.01)	$(0.04)	$(0.07)	$(0.03)

Weighted average shares outstanding, basic and diluted	45,070,245	35,199,705	44,582,497	35,116,833

See accompanying notes to the condensed consolidated financial statements

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For The Nine Months Ended September 30, 2010
(Unaudited)

	Common Stock		Preferred Stock		Preferred Stock Dividend Payable in	Additional Paid-in	Accumulated Other Comprehensive	Common Stock To	Subscription	Accumulated	Non controlling
	Shares	Amount	Shares	Amount	Common Shares	Capital	Income	Be Issued	Receivable	Deficit	Interest	Total
BALANCE December 31, 2009	40,819,285	$40,819	4,000,000	$4,000	$74,200	$16,475,947	$261,948	$248,140	$(210,325)	$(11,678,908)	$988,298	$6,204,119

Accrual of preferred stock dividend	-	-	-	-	21,200	-	-	-	-	(21,200)	-	-

Payment of preferred stock dividend through issuance of common stock	180,000	180	-	-	(95,400)	95,220	-	-	-	-	-	-

Fair value of vested options	-	-	-	-	-	126,621	-	-	-	-	-	126,621

Fair value of warrants issued to directors	-	-	-	-	-	1,521,805	-	-	-	-	-	1,521,805

Issuance of common shares	70,960	71	-	-	-	38,069	-	(38,140)	-	-	-	-

Extinguishment of derivative recorded as contribution to capital	-	-	-	-	-	176,032	-	-	-	-	-	176,032

Conversion of 4,000,000 shares of preferred stock into 4,000,000 shares of common stock	4,000,000	4,000	(4,000,000)	(4,000)	-	-	-	-	-	-	-	-

Foreign currency translation gain	-	-	-	-	-	-	105,080	-	-	-	-	105,080

Net Loss	-	-	-	-	-	-	-	-	-	(2,885,157)	(144,852)	(3,030,009)

BALANCE September 30, 2010 (Unaudited)	45,070,245	$45,070	-	$-	$-	$18,433,694	$367,028	$210,000	$(210,325)	$(14,585,265)	$843,446	$5,103,648

See accompanying notes to the condensed consolidated financial statements

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,030,009)	$(594,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	309,179	73,002
Amortization of land use right	10,158	14,044
Fair value of vested options	126,621	71,863
Fair value of warrants issued to directors	1,521,805	-
Fair value of common stock issued to employees	-	9,540
Gain on sale of trading securities	(1,890)	-
Unrealized gain on trading securities	(6,741)	(40,965)
Change in fair value of derivative liability	(15,666)	(268,271)
Impairment of goodwill	243,248	-
Change in operating assets and liabilities:
Accounts receivable	262,108	(32,140)
Inventories	(275,011)	(98,452)
Prepaid expense and other assets	(60,352)	101
Accounts payable	24,786	(28,733)
Accrued expenses and other payables	(33,816)	(88,319)
Payable to contractors	(42,471)	-
Net cash used in operating activities	(968,051)	(983,069)

CASH FLOWS FROM INVESTING ACTIVITIES
Paid security deposit for office lease	(3,825)	-
Increase in construction in progress	-	(24,537)
Purchase of property and equipment	(251,043)	(362,058)
Payable for leasehold and equipment purchases	(273,558)	-
Payable to contractors for construction in progress	-	(141,288)
Proceeds from sale of trading securities	170,675	-
Net cash used in investing activities	(357,751)	(527,883)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	1,869,945
Advances from director	300,000
Due to (from) director	7,059	(18,198)
Net cash provided by financing activities	307,059	1,851,747

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,018,743)	340,795

Effect of exchange rate changes on cash	105,080	1,342
Cash and cash equivalents, beginning of period	1,481,851	1,486,252

CASH AND CASH EQUIVALENTS, END OF PERIOD	$568,188	$1,828,389

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$-	$49,425

SUPPLEMENTAL NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES
Conversion of shares of preferred stock into shares of common stock	$4,000	$-
Extinguishment of derivative recorded as contribution to capital	$176,032	$-
Accrual of preferred stock dividend payable in common stock	$21,200	$339,400
Payment of preferred stock dividend in shares of common stock	$95,400	$450,000

See accompanying notes to the condensed consolidated financial statements

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

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

NOTE 2 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Bio-Bridge Science, Inc (the “Company") was incorporated in the State of Delaware on October 26, 2004.  The Company's fiscal year end is December 31.  On December 1, 2004, the Company acquired all of the outstanding shares of Bio-Bridge Science Corporation ("BBS"), a Cayman Islands corporation, in exchange for 29,971,590 shares of its common stock, and as a result, BBS became a wholly owned subsidiary of Bio-Bridge Science, Inc. The acquisition was accounted for as a reverse merger (recapitalization) with BBS deemed to be the accounting acquirer, and the Company the legal acquirer.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $3,030,009 and used cash in operations of $968,051 for the nine months ended September 30, 2010, and had an accumulated deficit of $14,585,265 as of September 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon the Company’s ability to raise additional funds to implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Accounts receivables are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers' balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year. As of September 30, 2010 and December 31, 2009, accounts receivable were net of allowances of $52,230 and $40,037, respectively.

Goodwill

As required by guidance issued by the Financial Accounting Standards Board (“FASB”), management performs impairment tests of goodwill whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. Also, management performs impairment testing of goodwill at least annually.

Goodwill is related to the Company's acquisition of Bio-Bridge XBB (“XBB”) on July 31, 2008.  Goodwill and other intangible assets are accounted for in accordance with guidance issued by the FASB on goodwill and other intangible assets.  Under this guidance, goodwill is not amortized. Rather, goodwill is assessed for impairment at least annually.  The Company tests goodwill by using a two-step process.  In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

Factors that we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner or use of our asset or the strategy for our overall business, and significant negative industry or economic trends.  Based on management’s assessment, the market for XBB’s bovine serum is deteriorating in China.  As such, the Company is currently under negotiation with a third party for the sale of its interest in XBB.  At this stage of negotiation, it became evident that the recorded value of the goodwill to the XBB segment was impaired, and the Company’s management recorded an impairment of goodwill at September 30, 2010 of $243,248.  There were no impairments of goodwill in 2009.  Once an impairment of goodwill has been recorded, it cannot be reversed.

Intangible Assets

As required by guidance issued by the FASB, management performs impairment tests of indefinite-lived intangible assets whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. Also, management performs impairment testing indefinite-lived intangible assets at least annually.

Intangible assets subject to amortization are related to technology for producing cell culture medium contributed to Bio-Bridge JRS by a noncontrolling interest.  In accordance with guidance issued by the FASB on accounting for the impairment and disposal of long-lived assets, the Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life.  If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified.  If the carrying value of assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets.  The Company’s estimate of fair value is based on the best information available, in the absence of quoted market prices.  The Company generally calculates fair value as the present value of estimated future cash flows that the Company expects to generate from the asset using a discounted cash flow income approach as described above.  If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. Based on management’s assessment, there were no indications of impairment or change in the remaining useful life of recorded intangible assets at September 30, 2010.

Impairment of Long-Lived Assets

Authoritative guidance issued by the FASB establishes guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized, and how impairment losses should be measured.

Management regularly reviews property, equipment and other long-lived assets for possible impairment.  This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.  Management’s assumptions about cash flows and discount rates require significant judgment.  Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends.   There were no indications of impairment based on management’s assessment at September 30, 2010.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2010:

	Level 1	Level 2	Level 3	Total
Fair value of options and warrants	$-	$-	$185,315	$185,315
	$-	$-	$185,315	$185,315

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

	2010	2009
US$ to RMB exchange rate on January 1	6.8282	6.8346

US$ to RMB exchange rate on September 30	6.7011	6.8290

Average US$ to RMB exchange rate for the nine months ended September 30	6.8164	6.8318

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

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s current components of comprehensive income consist of foreign currency translation adjustments:

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Net loss attributable to Bio-Bridge Science, Inc.	$(523,156)	$(1,312,674)	$(2,885,157)	$(618,440)
Foreign currency translation gain	74,703	1,970	105,080	1,341
Comprehensive loss	$(448,453)	$(1,310,704)	$(2,780,077)	$(617,099)

 Research and Development

Research and development costs are expensed as incurred. For the three months ended September 30, 2010 and 2009, research and development expenses totaled $38,898 and $69,308, respectively. For the nine months ended September 30, 2010 and 2009, research and development expenses totaled $171,764 and $148,960, respectively.

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to Bio-Bridge Science, Inc.’s common shareholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share calculation gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method.  Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants.  As of September 30, 2010, common stock equivalents were composed of options convertible into 3,287,000 shares of the Company's common stock and warrants convertible into 8,814,943 shares of the Company's common stock.  For the three and nine month periods ended September 30, 2010, respectively, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Options vest and expire according to terms established at the grant date. For the three and nine month periods ended September 30, 2010, stock-based compensation totaled $32,977 and $126,621, respectively.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured trade accounts receivable.

Cash denominated in Renminbi (“RMB”) with a US dollar equivalent of $418,866 and $1,258,137 at September 30, 2010 and December 31, 2009, respectively, was held in accounts at financial institutions located in the PRC.  In addition, the Company maintains funds in bank accounts in the US which at times may exceed the federally insured balance of $250,000. The Company and its subsidiaries have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

For the three and nine months ended September 30, 2010, approximately 74% and 76%, respectively, of the Company’s sales were to customers located in China, compared to approximately 86% and 91% for the three and nine months ended September 30, 2009, respectively. For the nine months ended September 30, 2010, three customers accounted for 47% of total sales (23%, 14%, and 10%, respectively).  At September 30, 2010, four customers accounted for 82% of accounts receivable (33%, 26%, 12%, and 11%, respectively).

Advances from Director

During the three months ended June 30, 2010, one of the Company’s directors advanced $300,000 to the Company in anticipation of making an equity investment. The terms of the equity investment are currently being negotiated as of the date of the issuance of this 10-Q. The advances are non-interest bearing, unsecured, and due on demand.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standard Board (FASB) issued new accounting guidance to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company does not expect adoption of this standard will have an effect on our consolidated results of operation or our financial position.

In April 2010, the FASB issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

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

NOTE 4 - INVENTORIES

Inventories consist of the following at:

	September 30, 2010	December 31, 2009
	(Unaudited)
Raw materials	$269,358	$205,968
Finished goods	595,383	383,762
Total inventories	$864,741	$589,730

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

The 3,000,000 warrants issued with the preferred stock in 2007 expired on January 30, 2010.  Also on January 30, 2010, holders of 4,000,000 shares of the Company’s convertible preferred stock elected to convert the preferred shares into shares of the Company’s common stock on a one-for-one basis.  Effective January 30, 2010, the preferred shares were converted, common shares were issued, and the accrual of the preferred stock dividend was discontinued. (See Note 7)

NOTE 6 - STOCK OPTION AND WARRANTS

At September 30, 2010, stock options outstanding were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2010	3,731,500	$0.45

Granted	-	-
Exercised	-	-
Forfeited	(444,500)	(0.01)

Outstanding at September 30, 2010	3,287,000	$0.44

The following table summarizes information about stock options outstanding as of September 30, 2010:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.001 to $0.55	3,287,000	$0.44	6.04	2,950,296	$0.44

Information relating to stock options at September 30, 2010 summarized by exercise price is as follows:

Option Outstanding			Options Exercisable
Exercise price	Number of shares	Remaining life (years)	Exercise price	Number of Shares	Weighted average exercise price
$0.001	400,000	5.33	$0.001	400,000	$0.00
$0.001	20,000	1.75	$0.001	20,000	$0.00
$0.001	3,000	8.80	$0.001	3,000	$0.00
$0.47	540,000	8.80	$0.47	378,081	$0.06
$0.50	1,207,000	5.25	$0.50	1,207,000	$0.21
$0.52	240,000	8.80	$0.52	131,970	$0.02
$0.55	600,000	5.33	$0.55	600,000	$0.11
$0.50	277,000	9.22	$0.50	210,245	$0.04
$0.001 to 0.55	3,287,000	1.75 to 9.22	$0.45	2,950,296	$0.44

The aggregate intrinsic value of 3,287,000 options outstanding and 2,950,296 options exercisable as of September 30, 2010 were $303,087 and $290,289, respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company’s common shares for the options that were in-the-money as of September 30, 2010.

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

At September 30, 2010, warrants outstanding were as follows:
	Number of Shares Under Warrants	Weighted Average Exercise Price
Warrants outstanding at January 1, 2010	8,814,943	$0.95
Warrants granted	3,000,000	$1.00
Warrants expired	(3,000,000)	$1.00
Warrants outstanding and exercisable at September 30, 2010	8,814,943	$0.95

The following table summarizes information about warrants outstanding at September 30, 2010:

Warrants Outstanding and Exercisable
Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price
183,334	$0.75	June 4, 2011	$0.02
183,333	$1.20	June 4, 2013	$0.02
1,724,138	$0.725	July 2, 2012	$0.14
1,724,138	$1.10	July 2, 2013	$0.22
1,000,000	$0.725	July 9, 2012	$0.08
1,000,000	$1.10	July 9, 2013	$0.12
3,000,000	$1.00	January 20, 2015	$0.34
8,814,943	$0.75 to 1.20		$0.95

There was no aggregate intrinsic value of 8,814,943 warrants outstanding and exercisable as of September 30, 2010 based on the trading price as of the period then ended.

NOTE 7 – DERIVATIVE LIABILITY

The strike price of options and warrants issued by the Company, and the conversion feature in the Company’s preferred stock previously outstanding, are denominated in US dollars, a currency other than the Company’s functional currency, RMB.  Under authoritative guidance issued by the FASB these instruments are not considered indexed to the Company’s own stock and therefore the fair value of certain of the Company’s options and warrants, and the conversion feature of the preferred stock previously outstanding, are characterized as derivative liabilities.  The FASB’s guidance requires the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At September 30, 2010, the Company had 3,287,000 options and 8,814,943 warrants outstanding.  The Company determined that 3,167,000 of the options and 8,488,276 of the warrants were issued pursuant to share-based payments and therefore were not subject to the liability accounting.

At September 30, 2010 and December 31, 2009, the derivative liabilities were valued using the Black-Scholes-Merton valuation technique with the following assumptions:

	September 30, 2010	December 31, 2009

Risk-free interest rate	0.26%	1.62%
Expected volatility	207.6%	191.0%
Expected life (in years)	1 to 2.6 years	1 to 3 years
Expected dividend yield	0.00%	0.00%

Fair Value:
Options and warrants	$185,315	$235,877
Conversion feature	-	141,136
	$185,315	$377,013

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

At December 31, 2009, the Company recorded a total derivative liability of $377,013.  Included in this total was $176,032 related to warrants issued with preferred stock and the conversion feature of the preferred stock.  When the preferred stock was converted and related warrants expired (see Note 5), the derivative liability of $176,032 was extinguished and recorded as a contribution to capital.  For the three months ended September 30, 2010 and 2009, change in derivative liability was $10,752 and $(958,147), respectively.  For the nine months ended September 30, 2010 and 2009, change in derivative liability was $15,665 and $268,271, respectively.

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

In this document, the words "we," "our," "ours," and "us" refers to Bio-Bridge Science, Inc. and our wholly owned subsidiaries, including Bio-Bridge Science (Beijing) Co. Ltd., a Wholly-Foreign Owned Enterprise of the People's Republic of China ("Bio-Bridge Beijing"), Bio-Bridge Science Corporation, a Cayman Islands corporation, Bio-Bridge Science Holding Co. Ltd, a Cayman Islands corporation, Bio-Bridge Science(HK) CO. Ltd, a Hong Kong company, Bio-Bridge Xinheng Baide Biotechnology Co. Ltd. (“Bio-Bridge XBB”), a Chinese company, and Bio-Bridge JRS Biosciences (Beijing) Co., Ltd (“Bio-Bridge JRS”), a Chinese company.

OVERVIEW

Bio-Bridge Science, Inc. is a biotechnology company whose subsidiaries are focused on the commercial development of HIV-PV Vaccine I, HPV vaccine, colon cancer vaccine, mucosal adjuvant and manufacture and sales of vaccine production-related materials. Bio-Bridge Beijing is conducting our vaccine development, Bio-Bridge XBB sells bovine serum, and Bio-Bridge JRS is producing powdered cell culture medium for sales in the near future.

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

Plans of Operation

Vaccine Development

The vaccine development is being undertaken by our 100% owned subsidiary, BBS Beijing. The pre-clinical testing of HIV-PV Vaccine I on laboratory animals was completed by the Beijing Institute of Radiation Medicine in June 2006 and showed encouraging results. To produce the HIV vaccine for clinical trials, we have built a GMP-compliant facility in Beijing. We have purchased and installed the laboratory equipment and the facility is operating well. Our HIV vaccine is being produced and quality control procedures are being established to meet SFDA standards. Pending the availability of funds and upon the completion of our preparatory procedures, we plan to apply to China's State Food and Drug Administration for approval to conduct clinical trials of HIV-PV Vaccine I. The clinical trial for preventive vaccine will last five to seven years.

We also plan to conduct the pre-clinical trials for colon cancer vaccine and HPV vaccine. We estimate that we will begin the pre-clinical trial of colon cancer vaccine and that of HPV vaccine when funding is available. We expect to enter clinical trials of colon cancer vaccine and HPV vaccine pending satisfactory results of the pre-clinical trials and the availability of funds. The clinical trial for therapeutic vaccine is expected to last three years. All the technology to make HIV vaccine and colon cancer vaccine is based on the technology co-developed by our CEO, Dr. Liang Qiao. Because we use the same technology to develop our potential vaccine products, we expect to use the same GMP facility in Beijing, China, to produce the HIV vaccine and colon cancer vaccine for pre-clinical and clinical trials.

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

We expect that the therapeutic vaccine can be brought to market in three years and the preventive vaccine can be brought to market in five to seven years after SFDA approval of clinical trials on these vaccines, depending on raising funds to complete development of the vaccines. As of September 30, 2010, our cash and cash equivalents was $568,188. Although we raised capital in 2008 and 2009 in private placements, we will still need to raise additional funds through the public or private sales of our securities, taking loans, or a combination of the foregoing to meet our planned operations. We cannot guarantee that financing will be available to us, on acceptable terms or at all. We also may borrow from local banks in China given that our land use rights and laboratory facility could be used as collateral for borrowing. If we fail to obtain other financing in the next 12 months, either through an offering of our securities or by obtaining additional loans, we may be unable to develop our planned projects as scheduled and may be forced to scale back.

Distribution of Xinhua Surgical Instruments

We signed an exclusive agency agreement with Xinhua Surgical Instruments Co. Ltd. (“Xinhua”) to distribute its products in the United States at the end of 2005. The agreement was superseded by a new agreement signed with Xinhua on March 17, 2008.  The March 17, 2008 agreement has been amended on several occasions, with the most recent amendment on December 9, 2009. Under the most recent terms of the agreement, we have been granted exclusive distribution rights for all Xinhua surgical instruments in the United States, Australia, New Zealand and Costa Rica. Our minimum order placement requirement for these four areas in the first year calculated from the signing date will be $55,000 and increases by 10% over the previous year’s minimum order placement annually thereafter. We are responsible for advertising and marketing expenses in connection with distribution of Xinhua surgical instruments in these areas. Our exclusivity rights in these four areas will be extended unless we fail to fulfill the minimum order placement requirements. We are currently seeking collaboration with distributors and developing markets for Xinhua instruments. Inventory has been purchased, imported, and is stocked at our corporate headquarters. A website was developed for business to consumer and business to business sales of Xinhua products. We have been pursuing marketing initiatives such as, advertising online through Google Adwords and other sites, as well as, through traditional methods like direct mail and sales calls. Additionally, we have been participating and responding to bid requests and requests for quotations from government, educational, and business organizations.

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

On July 31, 2008, the Company completed the acquisition of Hohhot Xinheng Baide Biotechnology Co. Ltd., (“XHBD”), in which the Company purchased 51% of the outstanding capital interests of XHBD for RMB 6 million (approximately US$ 881,000).  XHBD was incorporated on May 17, 2006 under the laws of the People’s Republic of China (“PRC”) as a limited company. XHBD is located in the city of Hohhot in Inner Mongolia, China. The primary operations of the Company are the manufacture and distribution of bovine serum products, which are used in research and production of vaccines. We completed the 51% acquisition of Xinheng Baide on July 31, 2008 and its operations are included in our consolidated financial statements beginning August 1, 2008.  At July 1, 2009, XHBD changed its name to Bio-Bridge Xinheng Baide (Inner Mongolia) Biotechnology Co. Ltd. (“Bio-Bridge XBB”, “XBB”).

The demand for bovine serum in Chinese market is decreasing as more vaccine producers switch to production procedures using low-serum or serum-free cell culture systems. As such, the Company is currently under negotiation with a third party for the sale of its interest in XBB. At this stage of negotiation, it became evident that the recorded value of the goodwill to the XBB segment was impaired. The Company’s management recorded an impairment of goodwill at September 30, 2010 of $243,248.

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

The plant was fitted-out and major equipment has been purchased and installed. The fit-out has been completed and the facility is rated for all-year production, including conditions of extreme cold, heat, and humidity. The major production technology has been transferred from JRS to the JV technicians, and cell culture medium samples have been produced.  The produced samples have been tested against those produced by our major competitors, and have performed very well. We expect that Bio-Bridge JRS will begin to formally produce and sell cell culture medium and related products at the fourth quarter of 2010.  Major marketing activities are planned for first quarter 2011.

Results of Operation

Three-Month Period Ended September 30, 2010 and September 30, 2009

For the three months ended September 30, 2010 and 2009, total sales were $102,852 and $142,901, and the cost of goods sold were $57,810 and $92,052, or 56% and 64% of sales, respectively. Sales of Xinhua surgical instruments were $27,118 and $19,405 respectively for the three months ended September 30, 2010 and 2009, and the cost of goods sold were $13,195 and $9,541, or 49% of sales for both periods. The decrease in total sales is the result of the decrease in sales of bovine serum in Bio-Bridge XBB. The demand for bovine serum in Chinese market is decreasing as more vaccine producers switch to production procedures using low-serum or serum-free cell culture systems. The increase in sales of Xinhua surgical instruments is the result of our increasing efforts to acquire larger customers.

For the three months ended September 30, 2010 and 2009, research and development expenses were $38,898 and $69,308, respectively. The decrease of $30,410 in research and development expenses is due to the decrease in purchase of research materials during the three months ended September 30, 2010.

For the three months ended September 30, 2010 and 2009, general and administrative expenses were $308,589 and $308,704, respectively.

For the three months ended September 30, 2010 and 2009, selling and distribution expenses were $29,094 and $57,619, respectively. The decrease of $28,525 is primarily due to the decrease in the sales activities of Bio-Bridge XBB.

For the three months ended September 30, 2010 and 2009, interest expenses were $2,226 and $340, respectively. The increase of $1,886 is primarily due to fluctuations in the exchange rate of US Dollar to Chinese RMB in our subsidiaries in China.

For the three months ended September 30, 2010, impairment of goodwill was $243,248, compared to $0 for the three months ended September 30, 2009. The impairment was resulted from the deterioration in the market for XBB’s bovine serum, based on management’s assessment as of September 30. 2010.

Net loss for the three months ended September 30, 2010 and 2009 were $566,261 and $1,315,679, respectively. The decrease of $749,418 in net loss is mostly the combination effect of the change in derivative liability fair value, which was $10,752 gain for the three months ended September 30, 2010, compared to $958,147 loss for the three months ended September 30, 2009, and the impairment of goodwill, which was $243,248 for the three months ended September 30, 2010, compared to $0 for the three months ended September 30, 2009.

Nine-Month Period Ended September 30, 2010 and September 30, 2009

For the nine months ended September 30, 2010 and 2009, total sales were $310,693 and $582,925, and the cost of goods sold were $203,952 and $376,780, or 66% and 65% of sales, respectively. Sales of Xinhua surgical instruments were $76,024 and $54,512 respectively for the nine months ended September 30, 2010 and 2009, and the cost of goods sold were $37,280 and $23,354, or 49% and 43% or sales, respectively. The decrease in total sales is the result of the decrease in sales of bovine serum in Bio-Bridge XBB. The demand for bovine serum in Chinese market is decreasing as more vaccine producers switch to production procedures using low-serum or serum-free cell culture systems. The increase in sales of Xinhua surgical instruments is the result of our increasing efforts to acquire larger customers.

For the nine months ended September 30, 2010 and 2009, research and development expenses were $171,764 and $148,960, respectively. The increase of $22,804 is due to the increase in purchase of research materials in 2010.

For the nine months ended September 30, 2010 and 2009, general and administrative expenses were $2,647,960 and $808,109, respectively. The increase of $1,839,851 is mainly due to the compensation cost for issuing common stock warrants to two directors, which was $1,521,805, an increase in depreciation expense after putting our laboratory facility into service in mid-2009, and the increase in expenses of vested stock options.

For the nine months ended September 30, 2010 and 2009, selling and distribution expenses were $97,498 and $148,581, respectively. The decrease of $51,083 is primarily due to the decrease in the sales activities of Bio-Bridge XBB.

For the nine months ended September 30, 2010 and 2009, interest expenses were $5,294 and $637, respectively. The increase of $4,657 is primarily due to fluctuations in the exchange rate of US Dollar to Chinese RMB in our subsidiaries in China.

For the nine months ended September 30, 2010, impairment of goodwill was $243,248, compared to $0 for the nine months ended September 30, 2009. The impairment was resulted from the deterioration in the market for XBB’s bovine serum, based on management’s assessment as of September 30. 2010.

Net loss for the nine months ended September 30, 2010 and 2009 were $3,030,009 and $594,739, respectively. The increase of $2,435,270 in net loss is mostly the combination effect of the increase in general administrative expenses, the decrease in gain on derivative liability fair value, which was $15,665 for the three months ended September 30, 2010, compared to $268,271 for the three months ended September 30, 2009, and the impairment of goodwill, which was $243,248 for the nine months ended September 30, 2010, compared to $0 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalent balances, which was $568,188 at September 30, 2010.

Net cash used in operating activities for the nine months ended September 30, 2010 and 2009 were was $968,051 and $983,069 respectively.

Net cash used in investing activities for the nine months ended September 30, 2010 and 2009 were was $357,751 and $527,883 respectively. The decrease is primarily due to the decrease in fixed assets purchases.

Net cash provided by financing activities for the nine months ended September 30, 2010 and 2009 were was $307,059 and $1,851,747 respectively. The decrease is primarily due to the decrease in the proceeds from issuance of common stock.

To date, our operations have been funded through issuances of our common stock and preferred stock whereby we raised an aggregate $8,365,888 from inception through September 30, 2010.

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standard Board (FASB) issued new accounting guidance to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company does not expect adoption of this standard will have a material on its consolidated financial position or results of operations.

In April 2010, the FASB issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

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

Commitments

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, we have obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of September 30, 2010, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company is a smaller reporting company and is not required to provide the information required by this.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Bio-Bridge Science, Inc.

Date: November 15, 2010

/s/ Dr. Liang Qiao
By: Dr. Liang Qiao
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

3.1(i)*	Certificate of incorporation of the registrant, as currently in effect

3.1(ii)*	Bylaws of the registrant, as currently in effect

3.1(iii)**	Certificate of Designation of Series A Preferred Stock

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

* Previously filed with the Securities and Exchange Commission pursuant to Registration Statement No. 333-121786.

** Previously filed as an exhibit to the Registrant's Form 10-KSB for its year ended December 31, 2006.