Form 10-K
period 2010-12-31
BIO BRIDGE SCIENCE INC
filed 2011-04-15
CIK 1309304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Securities registered under Section 12(g) of the Exchange Act:   Common Stock: Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No ☑

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act from their obligations under those Sections.

Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑

Aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,840,763.

45,070,245 shares of common stock, par value $0.001 per share, were outstanding as of December 31, 2010.

BIO-BRIDGE SCIENCE, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2010

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

When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q in our 2010 fiscal year.

As used in this Annual Report on Form 10-K, unless the context requires otherwise, we refer to Bio-Bridge Science, Inc. and our subsidiaries, including Bio-Bridge Science Corporation, a Cayman Islands corporation; Bio-Bridge Science (Beijing) Co. Ltd. (“Bio-Bridge Beijing”), a People's Republic of China (“PRC”) company; Bio-Bridge Science Holding Co. Ltd. (“Bio-Bridge Holding”), a Cayman Islands corporation; and Bio-Bridge Science (HK) Co. Ltd. (“Bio-Bridge HK”), a Hong Kong company; and Bio-Bridge JRS Biosciences (Beijing) Co. Ltd. (“Bio-Bridge JRS”), a 51% owned PRC company, as “we,” “us,” “our,” “Bio-Bridge” and the “Company”.

PART I

ITEM 1 – BUSINESS

Overview

Bio-Bridge Science, Inc. is a biotechnology company whose subsidiaries are focused on the commercial development of HIV-PV Vaccine I, HPV vaccine, colon cancer vaccine, mucosal adjuvant and the manufacture and sale of vaccine production-related materials. Bio-Bridge Beijing is conducting our vaccine development and Bio-Bridge JRS is producing cell culture medium for sales in the near future.

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

Vaccine Development

The vaccine development is being undertaken by our wholly owned subsidiary, Bio-Bridge Beijing. We intend to develop and obtain regulatory approval for commercial sale of the following vaccines and products: (i) an HIV vaccine (HIV-PV Vaccine I) designed to prevent and treat infection by the human immunodeficiency virus, or HIV, (ii) an HPV vaccine, (iii) a colon cancer therapeutic vaccine, and (iv) other related potential products. The HIV and colon cancer vaccines in development are based on the technology platform co-developed by Dr. Liang Qiao, our Chief Executive Officer and a professor at Loyola University Chicago. The technology platform is owned by Loyola University Chicago. In June 2002, Loyola University Chicago exclusively licensed this technology to our subsidiary Bio-Bridge Science Corporation with respect to development and sales in the territories of the People's Republic of China, Japan and the United States.

In May 2003, the Company acquired a land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone (now called Tianzhu Free Trade Zone), Shunyi District, Beijing, China, on which the Company built a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of our vaccine candidates.  The laboratory facility was put into service in 2009.  We built the GMP-compliant laboratory facility and purchased and installed laboratory equipment to produce the HIV vaccine for clinical trials.  During 2010, we recorded an impairment loss of $379,154 related to the laboratory equipment and clean room construction.

We are establishing quality control procedures to meet China's State Food and Drug Administration (“SFDA”) standards.  Pending the availability of funds and upon the completion of our preparatory procedures, we plan to apply to the SFDA for approval to conduct clinical trials of HIV-PV Vaccine I.  The clinical trial for preventive vaccine is expected to last five to seven years. If the clinical trials show that our vaccine is safe and effective, we plan to apply for a new drug approval certificate and approval for sale. We intend to conduct a Phase IV clinical study after our vaccine is made available to the market. To date, we have not commenced clinical testing of this vaccine, nor has it been approved by the SFDA or any other regulatory agency.

We also plan to conduct the pre-clinical trials for colon cancer vaccine and HPV vaccine.  We estimate that we will begin the pre-clinical trial of colon cancer vaccine and that of HPV vaccine when funding is available.  We expect to enter clinical trials of colon cancer vaccine and HPV vaccine pending satisfactory results of the pre-clinical trials and the availability of funds. The clinical trial for therapeutic vaccine is expected to last three years. To date, we have not commenced clinical testing of the colon cancer or HPV vaccines, nor have they been approved by the SFDA or any other regulatory agency.

After we produce sufficient HIV-PV Vaccine I samples in our facility we plan to submit an application with the Beijing branch of the SFDA for approval to conduct clinical trails.  Upon approval we plan to enter and conduct human clinical trials.

Joint Venture

On June 9, 2009, Bio-Bridge Science (HK) Co., Ltd., a wholly-owned subsidiary of Bio-Bridge Science, Inc., entered into an equity joint venture contract with JR Scientific Inc. (“JRS”), a California based manufacturer of classical and custom cell culture medium and sera products, and several other investors to form a new cell culture medium joint venture in Beijing, China. The registered capital of the joint venture is RMB 10,000,000 (approximately US $1,464,000). The Company invested RMB 5,100,000 (approximately US $732,000) in cash in the joint venture for 51% of the equity. JRS contributed certain technology for 15% of the equity. The balance of the equity was purchased by other investors, including 11% that was purchased by China Diamond, a company controlled by Trevor Roy, one of our directors. On October 16, 2009, the business license was issued by the Beijing Administration for Industry and Commerce of the PRC, indicating the approval of the formation of the joint venture, Bio-Bridge JRS Biosciences (Beijing) Co., Ltd. (“Bio-Bridge JRS”), which was officially established at the end of October 2009.

Bio-Bridge JRS subsequently leased a facility in Beijing, China for operations. The plant was out-fitted and major equipment has been purchased and installed. The fit-out has been completed and the facility is rated for all-year production, including conditions of extreme cold, heat, and humidity. The major production technology has been transferred from JRS to the Bio-Bridge JRS technicians, and cell culture medium samples have been produced.  The produced samples have been tested against those produced by our major competitors, and have performed very well. We expect that Bio-Bridge JRS will begin to formally produce and sell cell culture medium and related products during 2011.

Surgical Instrument Sales

We signed an exclusive agency agreement with Xinhua Surgical Instruments Co. Ltd. (“Xinhua”) to distribute its products in the United States at the end of 2005 and superseded by a new agreement with Xinhua on March 17, 2008.  The March 17, 2008 agreement has been amended on several occasions, with the most recent amendment on December 9, 2009. Under the most recent terms of the agreement, we have been granted exclusive distribution rights for all Xinhua surgical instruments in the United States, Australia, New Zealand and Costa Rica.  Our minimum order placement requirement for these four areas in the first year calculated from the signing date will be $55,000 and increases by 10% over the previous year’s minimum order placement annually thereafter. We are responsible for advertising and marketing expenses in connection with distribution of Xinhua surgical instruments in these areas. Our exclusivity rights in these four areas will be extended unless we fail to fulfill the minimum order placement requirements. We are currently seeking collaboration with distributors and developing markets for Xinhua instruments. Inventory has been purchased, imported, and is stocked at our corporate headquarters. A website was developed for business to consumer and business to business sales of Xinhua products. We have been pursuing marketing initiatives such as, advertising online through Google AdWords and other sites, as well as, through traditional methods like direct mail and sales calls. Additionally, we have been participating and responding to bid requests and requests for quotations from government, educational, and business organizations.

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

Acquisition and Disposal of Subsidiary

On July 31, 2008, the Company acquired 51 percent of the outstanding equity interest in Bio-Bridge Xinheng Baide Biotechnology Co., Ltd. (“Bio-Bridge XBB”) for RMB 6,000,000 (US$889,058). The primary operations of Bio-Bridge XBB were the manufacture and distribution of bovine serum products, which is used in research and production of pharmaceuticals and veterinary medicines. As the demand for bovine serum in the Chinese market is decreasing and more vaccine producers plan to switch to production procedures using low-serum or serum-free cell culture systems, the Company decided to divest of Bio-Bridge XBB and on December 11, 2010, the Company sold its 51 percent interest in Bio-Bridge XBB.

Operations

We have incurred significant losses since inception as a result of research and development expenses and general and administrative expenses in support of our operations. We expect to continue to incur substantial losses over at least the next few years as we complete our pre-clinical trials, apply for regulatory approvals of clinical trials, construct our Phase II bio-manufacturing facility and continue development of our technology. Although we still plan to acquire more profitable vaccine producing or vaccine production-related companies in China in the near future, we cannot guarantee that we will successfully complete acquisitions or that these acquisitions will bring us positive net income and cash flow on a consolidated basis. Therefore, we will still need to raise additional capital during the next twelve months to meet our operating expenses. (See “Plan of Operations”)

History, Reorganizations and Corporate Structure of the Company

We were incorporated in Delaware on October 26, 2004 as a holding company for the shares of Bio-Bridge Science Corporation (“BBS”), a pre-existing vaccine development company. On November 4, 2004, we initiated exchange offers with the shareholders of BBS. By November 12, 2004, all of the shareholders of BBS had tendered their shares. Effective December 1, 2004, we issued 29,971,590 shares of our common stock to the shareholders of BBS pursuant to the Agreement for the Exchange of Shares dated as of November 4, 2004 (the “Exchange Agreement”) by and among us, BBS and the shareholders of record of BBS. As a result of this exchange reorganization, effective December 1, 2004, we became the sole shareholder of BBS, and it became our wholly owned subsidiary. The BBS shareholders acquired control of our company pursuant to the Exchange Agreement, resulting in Dr. Liang Qiao's ownership of 13,750,000 shares or approximately 40% of our company. The directors and members of management of BBS are the same directors and management of Bio-Bridge Science, Inc. There was no change in corporate structure before and after the incorporation of Bio-Bridge Science, Inc. The acquisition was accounted for as a reverse merger (recapitalization), with BBS deemed to be the accounting acquirer, and Bio-Bridge Science, Inc. deemed to be the legal acquirer. Accordingly, the historical financial information presented herein is that of BBS as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value. The historical basis of assets, liabilities and retained earnings of BBS, the accounting acquirer, was carried forward after the acquisition.

BBS was incorporated in the Cayman Islands on February 11, 2002 to complete development of, and commercialization of vaccines designed to prevent and treat infection and diseases. At the time of the exchange, BBS’ directors included Dr. Liang Qiao, Wenhui Qiao, Toshihiro Komoike, Isao Arimoto and Shyh-Jing (Philip) Chiang.

Bio-Bridge Science Corp. holds a 100% interest in Bio-Bridge Science (Beijing) Co. Ltd. (“Bio-Bridge Beijing”), a Wholly-Foreign Owned Enterprise of the People's Republic of China, which was established on May 20, 2002. Bio-Bridge Beijing was issued an operating license for 25 years on May 20, 2002. This license can be renewed for an additional 25 years after payment of a registration fee. This 25-year limitation currently applies to all commercial enterprises in the People's Republic of China. Bio-Bridge Beijing is currently engaged in the development and commercialization of HIV vaccine, HPV vaccine, and colon cancer vaccine in China. Bio-Bridge Beijing's executive officer is Dr. Liang Qiao, general manager.

We incorporated Bio-Bridge Science Holding Co. Ltd., a Cayman Islands corporation in February 2008, and Bio-Bridge Science (HK) Co. Ltd. (“Bio-Bridge HK”), a Hong Kong company in March 2008, to serve as acquisition vehicles.

On June 9, 2009, Bio-Bridge HK entered into an equity joint venture contract with JR Scientific Inc. (“JRS”), a California based manufacturer of classical and custom cell culture medium and sera products, and several other investors to form a new cell culture medium joint venture in Beijing, China.  The registered capital of the joint venture is RMB 10,000,000 (approximately US$1,464,000). The Company invested RMB 5,100,000 (approximately US$732,000) in cash in the joint venture for 51% of the equity. JRS contributed certain technology for 15% of the equity.  The balance of the equity was purchased by other investors.  On October 16, 2009, the business license was issued by the Beijing Administration for Industry and Commerce of the PRC, indicating approval of the formation of Bio-Bridge JRS Biosciences (Beijing) Co., Ltd. (“Bio-Bridge JRS”).

On July 31, 2008, Bio-Bridge HK acquired 51% of outstanding capital interest in Huhhot Xinheng Baide Biotechnology Co., Ltd. (“XHBD”).  On July 1, 2009, XHBD received the approval to change its name to Bio-Bridge Xinheng Baide Biotechnology Co. Ltd. (“Bio-Bridge XBB”).  On December 11, 2010, Bio-Bridge HK agreed to sell all of the equity interest (51%) we held at Bio-Bridge XBB.   China Diamond, a company controlled by one of our directors, Trevor Roy, also agreed to sell all of the equity interest (14%) it held at Bio-Bridge XBB to China Vaccine.

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

Another vaccine strategy is required to activate the immune system's cytotoxic T-cells, which are white blood cells that search for and eliminate virus-infected cells or tumor cells. Viruses replicate by subverting the metabolism of the infected cell to make more virus. Once this process is completed, a new crop of viruses leave the cell, often killing it in the process, and infect new cells. Except in transit between cells, viruses which work inside the cell are safe from antibodies. But early in the process, infected cells display fragments of the viral proteins in their surface molecules. Cytotoxic T-cells recognize these fragments and bind to the infected cell and often will be able to destroy it before it can release a new crop of viruses. Similarly, tumor cells display fragments of tumor-specific or associated antigens in their surface molecules and specific cytotoxic T-cells can recognize these antigens and subsequently kill the tumor cells. Most cytotoxic T-cells will die after they have eliminated the infected cells or tumor cells, but some will become memory cells or long-lived cells ready to respond to a later exposure to the pathogen.

Our Technology

Bio-Bridge Science’s products are based on the unique papillomavirus pseudovirus technology co-developed by Dr. Liang Qiao, our chief executive officer. Papillomaviruses are sexually transmitted viruses and their major structural protein can spontaneously assemble into virus-like particles. The surface peptides on the virus-like particles could be replaced with desired unrelated peptides through genetic engineering. These particles can package unrelated genes encoding proteins of interest to form papillomavirus pseudoviruses. Papillomavirus pseudoviruses are benign viruses, or vectors, that deliver the genes of interest to cells in mucosal and systemic lymphoid tissues via oral route. The infected antigen presenting cells then produce antigens that can then activate cytotoxic T-cells. Antigens on the surface of pseudoviruses and the antigens produced by the pseudoviruses can be recognized by B cells that develop into antibody-producing cells. Thus, oral administration of the pseudoviruses can induce antibodies and cytotoxic T-cells in mucosa and peripheral blood, i.e., mucosal and systemic immunity to prevent and to treat diseases. We plan to use this technology to develop vaccines against HIV and colon cancer.

Drug Approval Process in China, the United States, and Japan

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

We plan to work with National Institute for the Control of Pharmaceutical and Biological Products to establish QC control procedures for our vaccine and submit our application for approval of clinical study to the SFDA. As our vaccine technology will be the first one in its kind, it may take more time to establish the QC procedures and consequently the estimated date for submittal of our application for approval of clinical study may be delayed, and accordingly, the amount of time estimated for SFDA approval may be increased. Moreover, encouraging results of pre-clinical tests do not necessarily indicate positive results in clinical trials. The SFDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. We estimate that we need at least an additional US $6 million to bring the preventive HIV-PV Vaccine I to market in China. We also anticipate that it will take approximately five to seven years to conduct clinical trials of the preventive HIV-PV Vaccine I and test its efficacy and safety in humans. We focus on the commercialization of our vaccine candidates in China first because the estimated cost of bringing the vaccine to market is much lower in China than those in the United States or Japan.

Japan

Japanese regulatory authorities recognize clinical data developed outside of Japan. However, we will face two particular challenges that make the drug approval process sometimes difficult for drugs developed outside of Japan. First, the Japanese regulatory authorities request bridging studies to verify that foreign clinical data are applicable to Japanese patients. Second, Japanese regulatory authorities require the tests to determine appropriate dosages for Japanese patients to be conducted on Japanese patient volunteers. Due to these requirements, delays of two to three years in introducing a drug developed outside of Japan to the Japanese market are possible. In recent years, efforts have been made between the U.S. and Japan and countries in other regions to achieve shorter development and registration times for medicinal products by harmonizing the individual requirements of these three regions. The project is called the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (ICH). For the foreseeable future, however, approval must be obtained separately in each market. The Japanese regulatory process for approval of new drugs is similar to the FDA approval process, and the estimated time needed to bring a new drug to market in each step of the process is substantially the same. Japan has a fast track program to accelerate approval of new drugs, but each case is considered differently. Accordingly, we cannot estimate the time needed to commercialize our products in Japan at this time. We anticipate that the cost to bring our HIV vaccine (HIV-PV Vaccine I) to market in Japan will be around US $200 million.

United States

The principal regulatory authority with respect to prescription drug approvals in the U.S. is the FDA. The FDA administers and executes requirements covering the research, development, testing, approval, safety, effectiveness, manufacturing, labeling and marketing of prescription drugs. Drug safety and efficacy are evaluated pursuant to FDA regulations throughout the life of a product, and in particular at four distinct stages:

•	preclinical safety assessment;

•	pre-approval safety or efficacy assessment in humans, or Phase I, II and III clinical trials;

•	safety and efficacy assessment during FDA regulatory review, which is usually completed in 10 to 12 months or six months for priority drugs; and

•	post-marketing safety surveillance.

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

•
Phase I involves the first trial of a new drug candidate in humans. The focus at this phase is an assessment of clinical safety, tolerability, and metabolic and pharmacologic properties. Testing generally is performed in a small number of human volunteers;

•
Phase II trials are controlled clinical studies that test the safety and efficacy of the drug candidates in several hundred patients with the targeted disease. The goals of this phase include determining the appropriate doses for further testing and identifying common side effects and risks that may be associated with the drug;

•
Phase III trials establish safety and effectiveness for regulatory approval for indicated uses and to evaluate overall benefit-risk relationship. These studies usually involve from several hundred up to several thousand people. The results of these clinical trials are then submitted to appropriate regulatory authorities with the objective of obtaining approval to market the drug; and

•	Phase IV trials may be conducted after approval and commercial launch to further evaluate the safety and efficacy of the products or to investigate potential new applications.

Vaccine Candidates and Other Products

Our major products under development are vaccines against HIV, cervical cancer and colon cancer.  We also intend to sell cell culture medium through our 51% owned subsidiary, Bio-Bridge JRS, Beijing, China.

1.	HIV Vaccine

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

We are developing an HIV vaccine using our technology platform, papillomavirus pseudovirus. Our papillomavirus pseudovirus technology is designed to administer viral peptides, or fragments of viral proteins, and gene of interest, to induce an immune response. Three regions of the major structural protein of bovine papillomavirus can be replaced by unrelated viral peptides to generate chimeric virus-like particles, or particles that consist of parts from two or more proteins of diverse origins. We have introduced HIV gp41 fragments on bovine papillomavirus chimeric virus-like particles. HIV gp41 is one of two proteins located on the surface of HIV that facilitates the fusion of the viral membrane with the cellular membrane. If gp41 is bound by neutralizing antibodies, then viral membrane fusion may be blocked and HIV may be prevented from entering and infecting cells. Furthermore, we use the gp41-papillomavirus chimeric virus-like particles presenting HIV-1 gp41 fragments to package a plasmid encoding HIV-1 Gag. This vaccine is designed to be given orally and induce both mucosal and systemic HIV-1 neutralizing antibodies and cytotoxic T-cells to treat and prevent HIV-1 infection.

Overview of Need for HIV Vaccine in China, Japan and the United States

CHINA

In October 2009, the Chinese Ministry of Health estimated that 740,000 people were living with HIV in China, including 102,323 AIDS patients. In 2009, the newly-infected AIDS cases were reported to be 48,000. These numbers have to be considered in the context of China's extremely large population, which is estimated at around 1.3 billion.

According to the Joint United Nations Program on HIV/AIDS, or UNAIDS, and the World Health Organization, or WHO, and their report dated 2003, high rates of HIV prevalence has been found among injecting drug users - 35-80% in Xinjiang and 20% in Guangdong provinces of China - while a severe HIV epidemic has affected communities in China where unsafe blood-collection practices occurred in the 1990s. Overall, an estimated 7%–13% of the people who inject drugs in China are living with HIV according to the 2010 UNAIDS report on the global AIDS epidemic. The HIV epidemic has spread to 31 provinces, autonomous regions and municipalities, and the number of reported HIV/AIDS cases has increased significantly in recent years.

The Chinese government has acted to curb the HIV/AIDS epidemic by prioritizing AIDS drug approval and establishing a policy, referred to as the Fast Track policy, to expedite the drug approval process. In 2001, the PRC Ministry of Health, the lead government agency responsible for addressing the HIV/AIDS epidemic, formed a Center for Disease Control and Prevention, adopted a five-year action plan, and increased government spending at the national and provincial levels. The funding for safety of national blood banks has been increased through a RMB 1.5 billion (about US $181 million) government bond issue. As a comparison, from 1990 to 1995, annual spending by the central government on HIV/AIDS was estimated to be around US $500,000 per year and increased to approximately US $1.8 million per year from 1996 to 2000. The Chinese government spent US $499 million from 2005 to 2007 to curb the spread of AIDS/HIV. In 2008, the Chinese government increased its efforts by spending US $228 million alone (RMB 1.55 billion) to fight HIV/AIDS. To date, we have not received any funding commitments from the Chinese government, nor have we applied for any government funding. However, we may apply for government funding in the future.

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

Chinese government policies currently emphasize treatment of HIV/AIDS by locally producing more affordable antiretroviral treatments and negotiating reduced prices for patented antiretrovirals produced by multinational pharmaceutical companies to create “cocktail” treatments to suppress HIV. The prices of imported and Chinese-produced medications are still well beyond the reach of the vast majority of Chinese who have HIV. As a result, China is encouraging HIV/AIDS research in order to develop effective HIV/AIDS vaccine and treatment drugs. China's SFDA has given priority to domestically produced anti-AIDS drugs during the examination and approval process, so as to expedite public access to HIV drugs.

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

UNAIDS estimated that approximately 8,100 people were living with AIDS/HIV in Japan in 2009. The Ministry of Health, Labor and Welfare is at the forefront of domestic policies while the Ministry of Foreign Affairs formulates foreign policies on HIV/AIDS, and no concerted national policy has yet been articulated to bridge the various efforts in the fight against the domestic and global spread of the epidemic. Much of Japan's present-day legal and regulatory framework, social welfare coverage, promotion of basic and clinical research and provision of medical care and treatment concerning HIV/AIDS in Japan has arisen out of the 1996 settlement agreed to by representatives of the HIV-infected hemophiliacs and the Ministry of Health, Labour and Welfare. The epidemic was first identified in Japan among hemophiliacs who had been infected through contaminated blood products. When the contamination was linked to the failure of pharmaceutical companies and government officials to exercise proper safeguards, scandal erupted. This scandal peaked in the mid-1990's and became the climactic point in the history of HIV/AIDS in Japan, but once the legal settlement was reached, the issue of AIDS appeared to have been put to rest in the eyes of the general public. Ever since, the level of interest in HIV/AIDS in Japanese society has remained low. The implementation of effective measures to promote prevention and awareness-raising regarding sexual transmission of the disease, in comparison to the 1996 settlement, lags far behind. Nonetheless, there is a growing demand for greater efforts to counter the rapid spread of the epidemic among populations vulnerable to HIV infection.

Fighting infectious diseases has been given priority in Japan's Official Development Assistance scheme, and the government has pledged a total of US $3 billion under the Okinawa Infectious Diseases Initiative for the five-year period from 2000 to 2004. Although Japan can boast considerable expertise in treating tuberculosis, polio, and parasitic diseases, the same cannot be said in the case of HIV/AIDS, an area where Japan's potential contribution is seen as relatively limited. Consequently, the Japanese government has resorted to taking a comprehensive approach to fight all infectious diseases rather than focusing solely on HIV/AIDS. In this sense, the Okinawa Infectious Diseases Initiative fails to give high priority to HIV/AIDS, including it as one of many targeted infectious and parasitic diseases. Indeed, projects under this initiative that are specifically related to HIV/AIDS have only accounted for 8 percent of total expenditures. There are approximately 100 community-based nongovernmental organizations involved in HIV/AIDS issues on the domestic scene, which are mostly run on a volunteer basis by medical experts or people living with HIV/AIDS. They have been effective in conducting prevention programs and offering care and support for population groups vulnerable to HIV infection and not adequately reached by public agencies. Private financial resources for NGOs involved in HIV/AIDS issues are severely limited. Grants from private foundations seldom go to support nongovernmental organizations engaged in grassroots activities. Meanwhile, although many foundations fund research and offer scholarships in the fields of health, medicine and welfare, none give top priority to HIV/AIDS.

On May 23, 2008, Prime Minister Fukuda announced Japan’s new financial commitment of US $560 million to the Global Fund to Fight AIDS, Tuberculosis and Malaria (the Global Fund). This new commitment will bring Japan’s total contribution to US $1.4 billion since the Global Fund was established in 2002.

UNITED STATES

The UNAIDS 2009 report on the global AIDS epidemic reports that an estimated 1.2 million people were living with HIV in the United States in 2009, an increase from 940,000 in 2001. UNAIDS estimated that around 22,000 people died of AIDS/HIV in 2007.  An estimated 40,000 people have been infected with HIV each year in the U.S. in the last ten years, but the epidemic is now disproportionately found among African Americans, Hispanic Americans and women.   African-Americans constitute 12% of the U.S. population but accounted for 45% of the people newly infected with HIV in 2006. African-American males are 6.5 times and African-American females 19 times more likely to acquire HIV compared with their Caucasian counterparts.

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

Pre-Clinical Testing

The pre-clinical animal testing of our HIV vaccine (HIV-PV Vaccine I) was completed in China pursuant to agreements with the Beijing Institute of Radiation Medicine. We entered into an agreement with the Beijing Institute of Radiation Medicine on May 6, 2004 to conduct the pre-clinical studies of safety and immunogenicity assessment of HIV-PV Vaccine I. These studies include acute toxicity test, chronic toxicity test, immunogenicity and immunological test, safety pharmacology and reproductive toxicity test. The information obtained from toxicity tests is generally useful for determining doses for additional studies, including Phase I clinical trials, providing preliminary identification of target organs of toxicity and, occasionally, revealing delayed toxicity. The term of this agreement was from May 6, 2004 to March 15, 2005, however the parties have agreed to continue the testing pursuant to the agreement. Beijing Institute of Radiation Medicine also conducted biodistribution and integration studies for HIV-PV Vaccine I pursuant to an agreement that we entered into on May 12, 2004. We have also entered into confidentiality agreements with Beijing Institute of Radiation Medicine to protect our proprietary interests.

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

The Market for Our HIV Vaccine

According to Datamonitor, the worldwide market for HIV/AIDS drugs is expected to increase from nearly $9.3 billion in 2007 to $15.1 billion by 2017. Although industrialized countries currently share a disproportion amount on spending related to HIV/AIDS, major international organizations, including the United Nations, have and may continue to provide funds to developing countries in order to effectively curb the spread of HIV/AIDS epidemic in these countries. The Global Fund to Fight AIDS, Tuberculosis and Malaria was created to increase resources to fight three of the world's most devastating diseases, and to direct those resources to areas of greatest need. Since its creation in 2002, the Global Fund has become the main source of finance for programs to fight AIDS, tuberculosis and malaria, with approved funding of US $11.4 billion for more than 550 programs in 136 countries. It provides a quarter of all international financing for AIDS globally, two-thirds for tuberculosis and three quarters for malaria.

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

We anticipate that the initial market for our HIV vaccine will be primarily in China. To our knowledge, currently there is no effective HIV/AIDS vaccine commercially available either in China or other parts of the world. However, we estimate the size of this market to be at least $350 million per annum, based on the current HIV/AIDS population in China and the average cost of HIV/AIDS treatment available in China, which is believed to grow at more than 20% per year.

2.	Colon Cancer (CEA+) Vaccine

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

Our colon cancer vaccine is a Papillomavirus Pseudovirus containing a plasmid encoding CEA that is to be given orally. Basically, we use the same technology platform co-invented by our Chairman and CEO, Dr. Liang Qiao, to make our colon cancer vaccine. We use bovine papillomavirus-like particles to package a plasmid encoding human CEA. Oral immunization in animals induces CEA-specific mucosal and systemic immune responses including intestinal CEA specific cytotoxic T-lymphocyte (CTL) responses. Importantly, this vaccine shows significant anti-tumor activities in a mouse colon cancer model (CEA + Min + mice).

Depending on the availability of funds, we plan to start the pre-clinical trial for our colon cancer vaccine in the second half of 2011 and we expect to enter clinical trials of our colon cancer vaccine pending satisfactory results of the pre-clinical trials. We expect that the clinical trials for our colon cancer vaccine will take over 3 years to complete.

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

In China, the incidence is around 130,000 to 150,000 per year, and the mortality is around 60,000 to 90,000 per year according to the data released by the Chinese government. Most of the incidents occurred in middle to big cities, and the rate is increasing. We estimate that the potential market for our colon cancer vaccine candidate in China will be approximately $80 million per annum.

3.	HPV (Cervical Cancer) Vaccine

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

Depending on the availability of funds, we plan to start the pre-clinical trial for our HPV vaccine in the near future and we expect to enter clinical trials of our cervical cancer vaccine pending satisfactory results of the pre-clinical trials.

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

4.	Cell Culture Medium

Our cell culture medium product is to be offered by our joint venture with JR Scientific, Inc. (“JRS”). JRS is an important Company in the manufacture of classical and custom cell culture media and sera products on a direct basis and under special OEM contracts with other suppliers. JRS was the first to provide the industry with large-scale powdered media, low protein serum-free hybridoma and insect cell culture media, and bulk liquid media transfer systems.

The Market for Our Cell Culture Medium

The unprecedented increase in demand for cell culture products is a direct result of the increasing popularity of biopharmaceuticals. Recombinant proteins, monoclonal antibodies, and nucleic acid-based treatments are among the fastest growing products. Indeed, their ability to target diseases and minimize side effects has meant they are now in one of every four products launched. Cultivated cell-based products rely on a medium consisting of media, sera, and reagents to keep cells nourished. For as long as there is growth in biopharmaceuticals, we can expect increased interest in culture products that are the foundation for these products.

The US$1.4 billion world market for cell culture products utilized in bio-manufacturing process development and research is expanding at double-digit rates. Asian markets will continue to make a significant contribution to total sales. It is estimated that the annual market size for cell culture products in China is around RMB 400 million.

Intellectual Property

In April 2002, our wholly owned subsidiary, Bio-Bridge Science Corp., entered into an agreement with Loyola University Chicago for an exclusive license of our core technology related to papillomavirus pseudovius (the “Technology”) as a genetic vector and vaccine. The license is royalty-bearing, covers the countries of the U.S., Japan and PRC, and includes the right to grant sublicenses. This exclusive license gives us rights to all uses in all fields under the Technology. The term of this license is perpetual or for the maximum period of time permitted by law, unless terminated pursuant to the terms of the license. We may terminate the license upon no earlier than 45 days and no later than 30 days notice to Loyola University. Loyola University of Chicago may terminate this agreement only if five years after U.S., Japanese and Chinese governments have granted permission for its use as a drug, Bio-Bridge has made no effort to market the product.

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

Under the license agreement with Loyola, we have the right to file patent applications and the right to initiate and control any actions concerning any claims of infringement. Dr. Liang Qiao has applied for patents related to the Technology in China, Japan and the U.S. The patent was granted in China on July 16, 2003 under patent publication number CN 133338A and patent number ZL 01 1 18003.x for a term of 20 years. The U.S. Patent and Trademark Office (PTO) issued the patent on April 12, 2005 under patent number 6,878,541 B2. U.S. patents generally have a term of 20 years from the date of filing. This patent is due to expire in 2022. The Japanese Patent Office also issued a patent on April 12, 2010 under Patent Number 4472724, which expires in October 2021. In the biotechnology industry, it often takes several years from the date of filing of a patent application to the date of a patent issuance, often resulting in a shortened period of patent protection, which may adversely affect our ability to exclude competitors from our markets. On February 17, 2005, we filed a continuation application of the U.S. patent for broader protection of the technology than the issued patent. During 2006, all the claims in the second application were issued by the U.S. PTO. The second patent number is 7,205,126. On May 14, 2010 the Japanese Patent Office also issued a second patent, which is patent number 4511090.  Under the license agreement, Loyola owns the patents related to the Technology. This license was followed by a second exclusive license agreement for the same technology platform between our wholly owned subsidiaries Bio-Bridge Science Corp. and Bio-Bridge Science (Beijing), effective as of June 2002. This sublicense covers the territory of mainland China and expires in June 2012. Under the terms of the sublicense, Bio-Bridge (Beijing) may use the technology at no charge and has the right to file patent applications and enforce its right to the technology. It is expected that the sublicense will be renewed at 2012 at no additional cost.

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

Environmental Regulation

The construction of our laboratory facility in China is subject to extensive inspection and evaluation by regulatory agencies in China, including Beijing Tianzhu Export Processing Zone Management Commission and Beijing Municipal Planning Commission. We retained the Environmental Impact Assessment Center at China Agriculture University to conduct the environmental impact assessment of the project as required by Chinese law. The environmental assessments were provided with regard to the construction of the laboratory facility. These assessments found no potential environmental hazard resulting from our research and development efforts. The assessment confirms our compliance with the environmental regulations and was accepted by the EPA of Beijing Municipal Government. Also, Bio-Bridge JRS has passed the environmental impact assessment by the local government for the facility renovation.

Scientific Advisory Board

Our Scientific Advisory Board provides specific expertise in areas of research and development relevant to our business and the members discuss with our management personnel from time to time about our present and long-term research and development activities. Scientific Advisory Board members include:

•
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

•
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

Employees

We currently have 23 employees. Of the combined total, 7 are in product research, which includes clinical study preparatory, research and development, and manufacturing, and 16 are in general and administrative, which includes corporate administration, regulatory affairs, public relations, and financial. We consider our relations with our employees to be good.

ITEM 1A – RISK FACTORS

Risks Related to Our Business

We have a history of losses and an accumulated deficit of $16,576,534 as of December 31, 2010, and we may never achieve profitability.

We have yet to establish any history of profitable operations. We had insignificant revenues since our inception in February 2002, except for the period we held 51% equity interest in Bo-Bridge XBB.  We expect that our new joint venture, Bio-Bridge JRS, will generate revenue in 2011 but it is not expected to result in positive cash flows on a consolidated basis in the near future.  We incurred net losses of $5,245,696 in 2010 and $403,511 in 2009. These losses have resulted principally from research and development and general and administrative expenses. To date, we have engaged primarily in research, development and pre-clinical activities of our vaccine candidates. We anticipate that we will continue to incur substantial operating losses based on projected research and development and other operating costs for an indefinite period of time due to the significant costs associated with the development of our products. Even though we have 51% ownership in the new joint venture Bio-Bridge JRS, it has not contributed net income and cash flow to support our operations for vaccine development. Our profitability will still require the successful development and commercialization of our HIV-PV Vaccine I, HPV vaccine, colon cancer vaccine and other product candidates. We may not be able to successfully develop and commercialize our vaccine candidates and generate enough revenues and net incomes to achieve profitability.

Our independent auditors have issued a report questioning our ability to continue as a going concern.

The report of our independent auditors contained in our financial statements for the years ended December 31, 2010 and 2009 includes a paragraph that explains that we have incurred substantial losses. This report raises substantial doubt about our ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  We urge potential investors to review this report before making a decision to invest in us.

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

We control a license with Loyola University of Chicago through an issued patent. However, the patent on which we rely may be challenged and invalidated. The patent that we have licensed from Loyola covering our technology was issued by the U.S. Patent and Trademark Office on April 12, 2005 and has a term of 20 years from the date of filing. This patent will not expire until 2022. We filed a continuation application of this issued patent with the Patent and Trademark Office to seek broader protection on our technology than the protection provided by the original patent, and the claims were all allowed and a second patent was issued on April 17, 2007. The patent in China was issued by the State Intellectual Property Office in July 2003. Two patents were issued in Japan by the Japanese Patent Office, one on March 12, 2010 and the second on May 14, 2010.

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

Although we have other vaccine candidates, HIV-PV Vaccine I is our first product candidate. We do not know whether the HIV-PV Vaccine I will be effective in preventing or treating HIV infection. Although our research and pre-clinical trial have indicated that the HIV-PV Vaccine I technology contains a pseudovirus that induces both mucosal and systemic neutralizing antibodies and cytotoxic T-cell responses that may be used to prevent and treat HIV infection, other elements may be necessary to develop an effective vaccine. Also, we do not know whether other vaccine candidates, such as HPV vaccine or colon cancer vaccine, will be effective or not. Our success will depend primarily on the success of our vaccine candidates. In particular, we must be able to:

•	complete pre-clinical trials on laboratory animals and obtain regulatory approvals to proceed with clinical trials of vaccine candidates;

•	establish the safety, purity, potency and efficacy of vaccine candidates in humans;

•	obtain regulatory approvals for our vaccine candidates; and

•	successfully commercialize vaccine candidates.

We may not be able to obtain regulatory approval to market our products in China, the United States or Japan on a timely basis, or at all, to commercialize our vaccine candidates.

Clinical testing is a long, expensive and uncertain process. If the Chinese government approves our application for clinical testing, we cannot assure you, that the data collected from our clinical trials will be sufficient to support approval of HIV-PV Vaccine I or other vaccine candidates by the SFDA or regulatory authorities in Japan and the United States; that the clinical trials will be completed on schedule or, even if the clinical trials are successfully completed and on schedule; that the SFDA or other regulatory authorities in the United States or Japan will ultimately approve HIV-PV Vaccine I or other vaccines for commercial sale.

To gain SFDA regulatory approval for the sale of HIV PV Vaccine I or other vaccine candidates in China, we believe, based on the SFDA's fast track policy that we will need to complete the following six steps:

•	pre-clinical laboratory and animal testing;

•	the submission to the SFDA of an application for approval of clinical study, which must be effective before clinical trials may commence;

•	adequate Phase I, II and III clinical studies to establish the safety, purity and potency of the product candidate and demonstrate how it behaves in the human body;

•	obtain Drug Production Quality Control Procedure or GMP certification;

•	the submission of an application to the SFDA for Drug Registration Document, and obtain new drug approval certificate; and

•	sales for pre-production drugs in the market and phase IV clinical study.

We estimate that the total drug approval process in China may take approximately five to seven years for preventative HIV PV Vaccine I. Also, we expect it would take over three years for HPV vaccine and colon cancer vaccine to finish the approval process. However, the SFDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed due to changes in government regulation, future legislation or administrative action or changes in SFDA policy that occur prior to or during our regulatory review. Delays or failure to obtain regulatory approvals may:

•	delay or prevent commercialization of, and our ability to derive product revenues from, our product candidates;

•	impose significant costs on us to comply with such laws and regulations; and

•	diminish any competitive advantage the we may otherwise have.

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

Our clinical trials could be delayed for a variety of reasons, including:

•	availability of funds;

•	unforeseen safety issues;

•	determination of dosing issues;

•	lower-than-anticipated retention rate of volunteers in the trial;

•	serious adverse events related to the vaccine;

•	inability to monitor patients adequately during or after treatment; or

•	different interpretations of our pre-clinical and clinical data, which can lead initially to inconclusive results.

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

Although our laboratory and manufacturing facility in China is completed, we may not be successful at manufacturing or supplying our vaccine candidates in necessary quantities.

In May 2003, we purchased a right to use for 50 years land located in the Shunyi District of Beijing, China for the purpose of building and operating a laboratory and manufacturing facility in China. To date, we have completed the construction of the laboratory and manufacturing facility. However, if the approval of the facility in compliance with GMP requirements is not obtained, we will be unable to proceed to produce our vaccine candidates. Our facility may not pass domestic or foreign regulatory approvals or be able to manufacture our vaccine candidates in commercial quantities, or at all, or we may not be able to manufacture our vaccine candidates on a cost-effective basis.

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

We will face an inherent risk of exposure to product liability suits in connection with vaccine candidates, vaccines to be tested in human clinical trials and products that may be sold commercially. We may become subject to a product liability suit if our vaccine candidates cause injury, or if vaccinated individuals subsequently become infected with HIV or develop cancers. We currently do not carry clinical trial insurance or product liability insurance. Although we intend to obtain clinical trial insurance prior to commencement of any clinical trials, we may not be able to obtain insurance at a reasonable cost, if at all. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a vaccine, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues.

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

Risks Related to Ownership of Our Securities

The trading price of our common stock may decrease due to factors beyond our control. This may result in substantial losses to investors if they are unable to sell their shares at or above their purchase price.

The trading price of our common stock is subject to significant fluctuations due to a number of factors, including:

•
our status as a company with a limited operating history and no revenues to date, which may make risk-averse investors more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the shares of a seasoned issuer in the event of negative news or lack of progress;

•	announcements of new products by us or our competitors;

•	the timing and development of our products;

•	general and industry-specific economic conditions;

•	actual or anticipated fluctuations in our operating results;

•	our capital commitments; and

•	the loss of any of our key management personnel.

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

Our certificate of incorporation currently authorizes our board of directors to issue up to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2010, our board of directors will be entitled to issue up to 54,929,755 additional common shares and 5,000,000 additional preferred shares. The power of the board of directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of our stock is generally not subject to shareholder approval.

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

Our principal stockholders, executive officers and directors, in the aggregate, beneficially own approximately 71.8% of our common stock. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our outstanding stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the affect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

Our incorporation documents and Delaware law may inhibit a takeover that stockholders consider favorable, could limit the market price of your stock and can inhibit an attempt by our stockholders to change our direction or management.

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. Some of these provisions:

•
authorize our board of directors to determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the preferred stock and to fix the number of shares constituting any series and the designation of such series without further action by our stockholders; and

•	prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates.

•
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

Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

•
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

Risks Related To Our Foreign Operations

Our operations are located in China and may be adversely affected by changes in the policies of the Chinese government.

Our business operations may be adversely affected by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a “socialist market economy” and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. These effects could substantially impair our business, profits or prospects in China. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation, which have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Inflation in China has risen dramatically in recent years, the PRC government has imposed and will, in our view, impose more controls on credit and/or prices, or to take other action, which could inhibit economic activities in China, and thereby adversely affecting our business operations and prospects in the PRC.

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

Our operations in China are governed by PRC laws and regulations. The PRC's legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. Our operations in China are governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises (WFOE). However, the PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China's regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties related to such regulations and policies present risks, which may affect our ability to achieve our business objectives. We may not be able to enforce any legal rights we may have under our contracts or otherwise. Our failure to enforce our legal rights may have a material adverse impact on our operations and financial position, as well as our ability to compete with other companies in our industry.

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

Risks Related To Our Corporate Structure

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2 – PROPERTIES

Our corporate office is located in approximately 2,203 square feet of leased office space in Oakbrook Terrace, Illinois. We lease this office space at a monthly base rent of approximately $1,634 per month, plus triple net expenses. This lease will expire on August 30, 2015. We expect that this property will be adequate for our needs for the lease term.

Effective July 20, 2009, Bio-Bridge JRS leased a facility in Beijing, China at an annual rent of RMB 247,500, or approximately USD $36,612. The lease expires July 19, 2012.

Laboratory and Land Use Rights

In May 2003, we acquired a 50 year land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, on which we completed Phase One of our laboratory and bio-manufacturing facility compliant with GMP regulations, which is used primarily for clinical trials of our vaccine candidates. Under the Chinese law, there is no private ownership of land, and accordingly, we do not own this land. Land use rights can be purchased and sold under Chinese law.

Our laboratory facilities were completed and put into service in early 2009.  The facility has 53,753 square feet of usable space.

ITEM 3 – LEGAL PROCEEDINGS

We are not currently subject to either threatened or pending litigation, actions or administrative proceedings.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2010.

PART II

ITEM 5 – MARKET FOR THE COMPANY'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the over-the-counter market on the OTC Bulletin Board under the symbol “BGES.OB”. The following table sets forth the high and low bid information for our common stock for each quarter within the last two fiscal years during which our stock was traded. Prior to November 2005, there was no active market for our stock.

Fiscal Year 2010	High	Low
1st Quarter	$1.01	$0.53
2nd Quarter	$0.53	$0.53
3rd Quarter	$0.53	$0.53
4th Quarter	$0.53	$0.53

Fiscal Year 2009
1st Quarter	$2.55	$0.65
2nd Quarter	$1.01	$0.22
3rd Quarter	$2.00	$0.47
4th Quarter	$1.60	$0.53

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders of Record

As of December 31, 2010, there were 315 stockholders of record of our common stock. This does not include shares held in “street name” or beneficially owned.

Dividend Policy

We have never paid any dividends on the common stock. We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the common stock in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans and issuances in effect as of December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average per share exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plans
Equity Compensation Plans Approved by security holders (1)	1,497,000	$0.25	503,000
Equity Compensation Plans Not Approved by Security Holders (2)	762,000	$0.12	3,238,000
Other Equity Compensation Issuances Not Approved by Security Holders (3)	823,000	$0.00	-
Total	3,082,000	$0.37	3,741,000

(1)
On December 1, 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan provides for the grant of incentive stock options to our employees, and for the grant of non-statutory stock options, restricted stock, stock appreciation rights and performance shares to our employees, directors and consultants. The Company has reserved a total of 2,000,000 shares of its common stock for issuance pursuant to the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan does not provide for automatic annual increases in the number of shares available for issuance under the plan. As of December 31, 2010, 1,497,000 options had been granted and were outstanding under this plan.

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

(2)
On November 26, 2008, the Company’s board of directors approved and adopted the 2008 Stock Incentive Plan. The 2008 Stock Incentive Plan provides for the grant of incentive stock options to our employees, and for the grant of non-statutory stock options, restricted stock, stock appreciation rights and performance shares to our employees, directors and consultants. The Company has reserved a total of 4,000,000 shares of its common stock for issuance pursuant to the 2008 Stock Incentive Plan. The 2008 Stock Incentive Plan does not provide for automatic annual increases in the number of shares available for issuance under the plan. As of December 31, 2010, 762,000 options had been granted and were outstanding under this plan.

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

(3)	In addition, as of December 31, 2010, 823,000 options had been granted outside the 2004 and 2008 Stock Incentive Plan and were outstanding, with an exercise price of $0.001 per share.

ITEM 6 – SELECTED FINANCIAL DATA

Not Applicable for a Smaller Reporting Company.

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

Bio-Bridge Science, Inc. is a biotechnology company whose subsidiaries are focused on the commercial development of HIV-PV Vaccine I, HPV vaccine, colon cancer vaccine, mucosal adjuvant and manufacture and sales of vaccine production-related materials. Bio-Bridge Beijing is conducting our vaccine development and Bio-Bridge JRS is producing cell culture medium for sales in the near future.

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

Plan of Operations

Vaccine Development

The vaccine development is being undertaken by our 100% owned subsidiary, Bio-Bridge Beijing. We intend to develop and obtain regulatory approval for commercial sale of the following vaccines and products: (i) an HIV vaccine (HIV-PV Vaccine I) designed to prevent and treat infection by the human immunodeficiency virus, or HIV, (ii) an HPV vaccine, (iii) a colon cancer therapeutic vaccine, and (iv) other related potential products. The HIV and colon cancer vaccines in development are based on the technology platform co-developed by Dr. Liang Qiao, our Chief Executive Officer and a professor at Loyola University Chicago. The technology platform is owned by Loyola University Chicago. In June 2002, Loyola University Chicago exclusively licensed this technology to our subsidiary Bio-Bridge Science Corporation with respect to development and sales in the territories of the People's Republic of China, Japan and the United States.

In May 2003, the Company acquired a land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China, on which the Company built a laboratory and bio-manufacturing facility in compliance with Good Manufacturing Practices, or GMP, regulations primarily for clinical trials of our vaccine candidates. The laboratory facility was put into service in 2009.

The pre-clinical testing of HIV-PV Vaccine I on laboratory animals was completed by the Beijing Institute of Radiation Medicine in June 2006 and showed encouraging results. To produce the HIV vaccine for clinical trials, we have built a GMP-compliant facility in Beijing. We have purchased and installed the laboratory equipment and the facility is operating well. The quality control procedures for our HIV vaccine are being established to meet SFDA standards. Pending the availability of funds and upon the completion of our preparatory procedures, we plan to apply to China's State Food and Drug Administration for approval to conduct clinical trials of HIV-PV Vaccine I. The clinical trial for preventive vaccine is expected to last five to seven years. If the clinical trials show that our vaccine is safe and effective, we plan to apply for a new drug approval certificate and approval for sale. We intend to conduct a Phase IV clinical study after our vaccine is made available to the market. To date, we have not commenced clinical testing of this vaccine, nor has it been approved by the SFDA or any other regulatory agency.

We also plan to conduct the pre-clinical trials for colon cancer vaccine and HPV vaccine. We estimate that we will begin the pre-clinical trial of colon cancer vaccine and that of HPV vaccine when funding is available. We expect to enter clinical trials of colon cancer vaccine and HPV vaccine pending satisfactory results of the pre-clinical trials and the availability of funds. The clinical trial for therapeutic vaccine is expected to last three years. Since we use the same technology platform, we expect to use the same GMP facility in Beijing, China, to produce the HIV vaccine and colon cancer vaccine for pre-clinical and clinical trials. To date, we have not commenced clinical testing of the colon cancer or HPV vaccines, nor have they been approved by the SFDA or any other regulatory agency.

After we produce sufficient HIV-PV Vaccine I samples in our facility we plan to submit an application with the Beijing branch of the SFDA for approval to conduct clinical trails. Upon receipt of approval from the Beijing branch of the SFDA we plan to enter and conduct Phase I, II and III human clinical trials.

To date we have funded our operations from funds we raised in private offerings. We will need to raise capital through an offering of our securities or from loans to continue research and development of our various vaccine product candidates in China, as well as conducting joint venture activities in China. We estimate that our capital requirements for the next two years will be as follows:

•	approximately $1.2 million for preparatory work and Phase I clinical study of HIV-PV Vaccine I;

•	approximately $0.8 million for working capital and general corporate needs; and

•	approximately $1.0 million for pre-clinical trials on colon cancer vaccine and HPV vaccine.

After SFDA approval to conduct clinical trials, we expect that the therapeutic vaccine may be brought to market in three to five years and the preventive vaccine may be brought to market in five to seven years, if we are successful in raising funds to complete development of the vaccines. As of December 31, 2010, our cash and cash equivalents and trading securities position was $245,869. Although we have raised capital in private placements, we will still need to raise additional funds through the public or private sales of our securities, loans, or a combination of the foregoing to meet our planned operations. We cannot guarantee that financing will be available to us, on acceptable terms or at all. We also may borrow from local banks in China given that our land use right and laboratory facility could be used as collateral for borrowing. If we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to develop our planned projects as scheduled and may be forced to scale back.

Acquisitions of and Joint Venture in Companies Complementary to The Company

Another major corporate focus for the Company is to acquire other profitable vaccine companies or vaccine production related companies, such as those producing materials for vaccine production, in China. Such an acquisition may help support our development of our in-house vaccine candidates by providing us with operating cash flows, lower cost for material used in our vaccine production, skillful work force in vaccine production, and a distribution channel. We believe these companies will be complementary to us and make us more competitive.

Acquisition and Disposal of Bio-Bridge XBB

On July 31, 2008, the Company completed the acquisition of 51% of the outstanding equity interests of Bio-Bridge XBB for RMB 6 million (approximately USD $881,000).  The primary operations of Bio-Bridge XBB are the manufacture and distribution of bovine serum products, which is used in research and production of vaccines. As the demand for bovine serum in the Chinese market is decreasing and more vaccine producers plan to switch to production procedures using low-serum or serum-free cell culture systems, the Company decided to divest of its interest in Bio-Bridge XBB.

On December 11, 2010, Bio-Bridge HK entered into an Equity Interest Transfer Contract (“the Contract”) with China Vaccine Corporation Limited (“China Vaccine”), a Hong Kong company, whereby Bio-Bridge HK agreed to sell to China Vaccine all of the equity interest (51%) we held at Bio-Bridge XBB. China Diamond, the company controlled by one of our directors, Trevor Roy, also agreed, as a party to the Contract, to sell all of the equity interest (14%) it held at Bio-Bridge XBB to China Vaccine. The sale price of the combined equity interest (65%) is USD $342,772, or RMB 2.3 Million. We will receive USD $268,944. We recorded a loss of $791,715 on our sale of Bio-Bridge XBB.

Joint Venture Bio-Bridge JRS

On June 9, 2009, Bio-Bridge Science (HK) Co., Ltd., entered into an equity joint venture contract with JR Scientific Inc. (“JRS”), a California based manufacturer of classical and custom cell culture medium and sera products, and several other investors to form a new cell culture medium joint venture in Beijing, China. The registered capital of the joint venture is RMB 10,000,000 (approximately US $1,464,000). The Company invested RMB 5,100,000 (approximately US $732,000) in cash in the joint venture for 51% of the equity. JRS contributed certain technology for 15% of the equity. The balance of the equity was purchased by other investors, including 11% that was purchased by China Diamond, a company controlled by Trevor Roy, one of our directors. On October 16, 2009, the business license was issued by the Beijing Administration for Industry and Commerce of the PRC, indicating approval of the formation of the joint venture, Bio-Bridge JRS Biosciences (Beijing) Co., Ltd. (“Bio-Bridge JRS”), which was officially established at the end of October 2009.

Bio-Bridge JRS subsequently leased a facility in Beijing, China for operations. The plant was fitted-out and major equipment has been purchased and installed. The fit-out has been completed and the facility is rated for all-year production, including conditions of extreme cold, heat, and humidity. The major production technology has been transferred from JRS to the Bio-Bridge JRS technicians, and cell culture medium samples have been produced.  The produced samples have been tested against those produced by our major competitors, and have performed very well. We expect that Bio-Bridge JRS will begin to formally produce and sell cell culture medium and related products during 2011.

The Bio-Bridge JRS plant continues to produce sample quantities of cell culture medium, and introduce same to targeted clients. Ramp up to full-scale production has been delayed by the installation of a large homogenizing blender, which will increase single-batch fulfillment capability to 150,000 liters. Full-scale production is scheduled to begin during the second quarter of 2011. The board has used the delay to commission fresh market studies, the result of which indicates a whole-market movement towards low/no-serum medium. With the addition of Bio-Bridge JRS's planned custom media capabilities slated for commission in the third quarter of 2011, Bio-Bridge JRS will be well-positioned to benefit from this fundamental market change.

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

Results of Operations

The following comparison of results of operations is based on the consolidated statements of operations for the fiscal years ended December 31, 2010 and 2009. The consolidated statement of operations for the fiscal year ended December 31, 2009 has been adjusted to conform to the discontinued operations presentation resulted from the disposal of our formerly 51% owned subsidiary Bio-Bridge XBB.

Year Ended December 31, 2010 Compared To Year Ended December 31, 2009

Revenues for the years ended December 31, 2010 and 2009 were $97,138 and $80,290, respectively. The increase of $16,848 was due the increase in sales of surgical instrument.  The cost of goods sold was $95,178 and $35,171, respectively. The increase in cost of goods sold is primarily due to the increase in inventory reserve of $47,000.

Research and development expenses for the year ended December 31, 2010 and 2009 were $290,616 and $277,457, respectively.

General and administrative expenses for the year ended December 31, 2010 and 2009 were $3,382,654 and $1,138,690. The increase is primarily due to the compensation cost for issuing common stock warrants and sales of investment units, which totaled $1,844,761, and the increase in depreciation expenses resulting from impairment of property.

Selling and distribution expenses for the year ended December 31, 2010 and 2009 were $83,474 and $71,857.

Loss from discontinued operations for the year ended December 31, 2010 was $134,084, compared to an income of $66,992 for the year ended December 31, 2009. The change resulted from the decline in the sales of bovine serum in the disposed subsidiary Bio-Bridge XBB.

Net loss for the year ended December 31, 2010 and 2009 was $5,245,696 and $403,511, respectively. This increase in net loss was primarily due to the following reasons: (i) increase in general and administrative expenses; (ii) net loss from discontinued operations; (iii) loss on sale of discontinued operations of $791,715; and (iv) decrease in gain from derivative liabilities fair value change, which was a gain of $30,429 for the year ended December 31, 2010, compared to a gain of $912,356 for the year ended December 31, 2009.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalent and trading securities balances, which totaled $245,869 at December 31, 2010 and $1,325,377 at December 31, 2009.

Net cash used in operating activities were $1,174,023 and $1,332,080 for the year ended December 31, 2010 and 2009, respectively. The difference was mainly due to the change in working capital.

Net cash used in investing activities were $287,611 and $359,862 for the year ended December 31, 2010 and 2009, respectively. This change resulted primarily from the proceeds from sale of trading securities and the decrease in purchase of fixed assets.

Net cash provided by financing activities were $308,574 and $2,087,284 for the year ended December 31, 2010 and 2009, respectively. The change is due to the decrease in proceeds from sales of the Company’s common stock.

From February 11, 2002 (inception) to December 31, 2010, we have an accumulated deficit of $16,576,534. Our operations have been funded through issuances of our common stock and preferred stock whereby we raised an aggregate $8,665,888 from February 11, 2002 (inception) through December 31, 2010.

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

Lease Commitments

In August 2010, we signed a five year lease agreement effective September 1, 2010 with Salus Investments LLC, an Illinois company, for our office space. As of December 31, 2010, we had remaining outstanding commitments with respect to our non-cancelable operating leases as follows: $19,868 for the year ending December 31, 2011, $20,663 for the year ending December 31, 2012, $21,490 for the year ending December 31, 2013, $22,349 for the year ending December 31, 2014, and $15,291 for the year ending December 31, 2015.

Effective July 20, 2009, Bio-Bridge JRS leased a facility in Beijing, China at an annual rent of RMB 247,500, or approximately USD $36,612. The lease expires July 19, 2012.

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, we have obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of December 31, 2010, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

Off-Balance Sheet Arrangements

None

Contractual Obligations

Payments due under contractual obligations at December 31, 2010 mature as follows:

	Payments Due By Periods ($ In Thousands)
	Less than 1 year	1 to 3 years	3 to 5 years	Total
Lease obligation	$56	$62	$38	$156
Total	$56	$62	$38	$156

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

The fair value of Bio-Bridge’s common stock option grants are estimated using the Black-Scholes-Merton option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton option pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton option pricing model could materially affect compensation expense recorded in future periods.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable for a Smaller Reporting Company.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements together with the Report of Independent Registered Public Accounting Firm begins after the Exhibit Index on this report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the applicable period to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2010 at the reasonable assurance level due to the following material weakness:

•
Lack of segregation of duties. As a small company, we have limited personnel to perform the segregation of assets handling and record keeping duties, and set up adequate review at each reporting level.

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

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

In August 2010, we moved our headquarter office from previous address: 1211 West 22nd Street, Suite 615, Oak Brook, Illinois 60523, to the current address: 1801 South Meyers Road, Suite 220, Oakbrook Terrace, Illinois 60181.

On November 11, 2010, Chuen Huei (Kevin) Lee resigned, effective the same day, as Chief Financial Officer of Bio-Bridge Science, Inc.  Mr. Lee remains a consultant to the Company.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND COPRORATE GOVERNANCE

The following table sets forth the names, ages, and positions of our directors and executive officers.

Name	Age	Initial Election or Position Held	Appointment Date
Liang Qiao, MD	50	Chief Executive Officer (Principal Executive Officer) Chairman of the Board and Secretary	October 26, 2004
Wenhui Qiao	40	Director	October 26, 2004
Toshihiro Komoike	57	Director	October 26, 2004
Isao Arimoto	61	Director	October 26, 2004
Shyh-Jing (Philip) Chiang	49	Director	October 26, 2004
Trevor Roy	63	Director	March 23, 2007
Anthony Hin Shun Cheung	55	Director	March 23, 2007

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

•
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

•	been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Business Experience

Dr. Liang Qiao is one of our co-founders and has served as our chairman of the board of directors, chief executive officer and secretary since October 2004. Since February 2002, Dr. Qiao has served as director of our wholly owned subsidiary Bio-Bridge Science Corp. and has served as its chief executive officer and chairman of the board since May 2004.  Since July 2009, Dr. Qiao has served as a Professor at Loyola University Chicago, Stritch School of Medicine. From July 2000 to June 2009, Dr. Qiao was an Associate Professor and from May 1994 to June 2000, Dr. Qiao was an Assistant Professor at Loyola University Chicago, Stritch School of Medicine.  Dr. Qiao also worked as a research scholar at the German Cancer Research Center in Heidelberg, Germany. Dr. Qiao received a B.M. from Henan Medical University in China and an M.D. from Lausanne University in Switzerland.

Director/Officer Qualifications:
Dr. Qiao brings to the board a breadth of knowledge of our company as he is one of our co-founders.  He also brings significant scientific expertise and an international background in the areas of research and education.

Mr. Wenhui Qiao is one of our co-founders and has served as a director since October 2004. He served as the president from 2004-2010.  He also served as Chairman/General Manager of Bio-Bridge Beijing from 2002 to 2008, Chairman of Bio-Bridge XBB from 2008-2010; Chairman of Bio-Bridge JRS from 2009 to 2010. From July 1999 to December 2001, Mr. Qiao served as chief executive officer of Dongfang Huaying Anti- Radiation Company, which was located in Henan Province, China. From 1994 to 1998, he served as the chief representative for Henan Province in Japan. Mr. Qiao received a B.A. in Economics from Doshisha University in Japan.

Director/Officer Qualifications:
Mr. Qiao brings to the board significant business experience in China and Japan.  He has a strong working knowledge of, and experience dealing with, the business and political environments in both China and Japan.

Mr. Toshihiro Komoike has served as our director since October 2004. From 1998 to 2004, Mr. Komoike served as Senior Manager of Sumisho Textile Company in Japan. He received a degree in Commerce from Kansai University in Japan.

Director/Officer Qualifications:
Mr. Komoike brings to the board significant management experience and business relationships in Japan.

Mr. Isao Arimoto is one of our co-founders and has served as our director since October 2004. Mr. Arimoto also has served as vice president from 2004 – 2010. Since February 1975, Mr. Arimoto has served as chief executive officer of Chugoko-Knit Company in Japan. He has 30 years of business experience as an entrepreneur in Japan and China.

Director/Officer Qualifications:
Mr. Arimoto brings to the board a breadth of knowledge of our company as he is one of our co-founders and has been on the board since inception. He also brings significant leadership and business experience and business relationships in both Japan and China.

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

Director/Officer Qualifications:
Mr. Chiang brings to the board a breadth of knowledge of our company as he is one of our co-founders and has been on the board since inception. He also brings significant experience in the areas of finance and investment banking.

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

Director/Officer Qualifications:
Mr. Roy brings to the board significant leadership, business management and business development experience in a wide range of countries.

Mr. Anthony Hin Shun Cheung Mr. Cheung's early career was in Finance, Accounting and Auditing with John B P Byrne & Co., now Grant Thornton in Hong Kong. This formed the foundation of a successful business management and investment career over 25 years that now includes: ownership of manufacturing facilities in Hong Kong and China (Dongguan) with in excess of 10,000 employees producing over 200 million consumer products annually; ownership of a Class 2 hospital in China (Fujian); and (commercial) real estate investments and developments in Hong Kong, China and the United States.

Director/Officer Qualifications:
Mr. Cheung brings to the board significant management and investment experience in Hong Kong, China and the United States.  He also brings a depth of knowledge in complex manufacturing operations, management of companies with large numbers of employees, as his facilities annually produce over 200 million consumer products and employ greater than 10,000 employees and the intricacies of the Chinese healthcare industry.

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

The board of directors serves the function of the audit committee. No individual on our board of directors possesses all of the attributes of an audit committee financial expert and no one on our board of directors is deemed to be an audit committee financial expert. In forming our board of directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our board of directors. As a result, we are looking for suitable and renowned professionals to serve the capacity of audit committee financial experts.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the “Commission”) initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to Section 16(a). Except for filings related to stock option grants in 2009, To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2010 fiscal year, our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge, by sending a request to our principal executive office. We also posted the adopted code of ethics on our corporate website: www.bio-bridge-science.com. You may request a copy of this code of ethics to be sent as a PDF file attachment to an e-mail address or by regular mail.

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth certain information regarding the compensation of our named executive officers for services rendered in all capacities to Bio-Bridge during the last three fiscal years ended December 31, 2010.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards1 ($)	Total ($)
Dr. Liang Qiao	2010	-	-	-	-
Chief Executive Officer	2009	-	-	57,354	57,354
(Principal Executive Officer)	2008	-	5,200	39,450	44,650

Wenhui Qiao	2010	-	-	-	-
Director	2009	6,146	-	45,463	51,609
	2008	25,337	5,200	17,150	47,687

Toshihiro Komoike	2010	-	-	-	-
Director	2009	21,000	-	9,417	30,417
	2008	36,000	5,200	10,290	51,490

(1)
Represents fair market value of options vested during the year ended December 31, 2010 and 2009, calculated using the Black-Scholes-Merton option pricing model and related assumptions as disclosed in Note 11, Shareholders’ Equity, to the consolidated financial statements.

Grants of Plan-Based Awards For 2010

No plan based awards were granted to our named executive officers during the fiscal year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards granted to the named executive officers at December 31, 2010.

	Option Awards
Name1	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Not Exercisable	Option Exercise Price ($/Share)	Option Expiration Date
Liang Qiao	600,000	-	$0.55	October 13, 2015
Chief Executive Officer	165,000	75,000	0.52	July 20, 2019

Wenhui Qiao	250,000	-	0.50	October 13, 2015
Director	93,750	56,250	0.001	October 13, 2015
	40,000	-	0.47	July 20, 2019

Toshihiro Komoike	150,000	-	0.50	October 13, 2015
Director	40,000	-	0.47	July 20, 2019

(1)	All the above-named officer/director’s employment with Bio-Bridge Science, Inc. commenced on October 26, 2004.

Compensation of Directors

On December 16, 2010, the Company granted to Mr. Anthony Hin Shun Cheung, a member of the Board of Directors, an option with a ten year term to purchase 400,000 shares of the Company’s common stock at $0.001 per share, as compensation expense for the services he rendered to the Company. The option was vested immediately and was valued at $211,992 using a Black-Scholes-Merton pricing model with the following assumptions: 0.3% average risk-free interest rate; 203% expected volatility; ten year expected term, and 0% dividend yield.

There was no other compensation of directors for the fiscal year ended December 31, 2010.

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

We currently do not have any employment agreements with our executive officers.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2010 with respect to the beneficial ownership of our common stock by (i) each person known to us to be the beneficial owners of more than 5% of our common stock, (ii) each of our directors and nominees for director, (iii) each of the Named Executive Officers, and (iv) all of our directors and executive officers as a group. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, their address is c/o Bio-Bridge Science, Inc., 1801 South Meyers Road, Suite 220, Oakbrook Terrace, Illinois 60181.

Beneficial ownership is determined pursuant to Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a stockholder and the percentage of ownership of that stockholder, shares of common stock underlying shares of convertible preferred stock, options or warrants held by that stockholder that are convertible or exercisable, as the case may be, within 60 days of December 31, 2010 are included. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Each stockholder's percentage of ownership in the following table is based upon 45,070,245 shares of common stock outstanding as of December 31, 2010, plus 12,135,776 share of common stock deemed outstanding as of December 31, 2010 pursuant to Rule 13d-3(d)(1) under the Exchange Act.

Common Stock

Beneficial Owner of Shares of Common Stock	Amount and Nature of Beneficial Ownership of Shares of Common Stock	Percentage of Shares
Isao Arimoto (1)	2,425,000	4.2%
Anthony Hin Shun Cheung (2)	9,080,000	15.9%
Shyh-Jing (Philip) Chiang (3)	851,111	1.5%
Toshihiro Komoike (4)	990,000	1.7%
Dr. Liang Qiao (5)	14,540,000	25.4%
Wenhui Qiao (6)	2,127,500	3.7%
Trevor Roy (7)	11,076,552	19.4%
All Officers and Directors as a Group (7 Persons)	41,090,163	71.8%

(1)
2,135,000 common shares, plus options exercisable to purchase 290,000 common shares within 60 days of December 31, 2010. Yukiko Arimoto, Mr. Arimoto's wife, also holds 1,500,000 common shares. Mr. Arimoto disclaims beneficial ownership of the shares held by his wife, except to the extent of his pecuniary interest therein.

(2)	4,540,000 common shares, plus options exercisable to purchase 440,000 common shares and warrants exercisable to purchase 4,100,000 common shares within 60 days of December 31, 2010.

(3)
806,111 common shares, plus options exercisable to purchase 45,000 common shares within 60 days of December 31, 2010. Mei-Ju Shi, Mr. Chiang’s wife, also holds 100,000 common shares. Mr. Chiang disclaims beneficial ownership of the shares held by his wife, except to the extent of his pecuniary interest therein.

(4)	780,000 common shares, plus options exercisable to purchase 190,000 common shares and warrants exercisable to purchase 20,000 common shares within 60 days of December 31, 2010.

(5)	13,750,000 common shares, plus options exercisable to purchase 790,000 shares of common stock within 60 days of December 31, 2010.

(6)
855,000 common shares held by Mr. Qiao, plus 850,000 common shares held by Mingjin Yu, Mr. Qiao’s wife, plus options exercisable to purchase 402,500 common shares and warrants exercisable to purchase 20,000 common shares within 60 days of December 31, 2010.

(7)
6,088,276 common shares owned through directly or indirectly controlled companies, plus an option exercisable to purchase 40,000 common shares and warrants exercisable to purchase 4,948,276 common shares within 60 days of December 31, 2010.

Change in Control

To the knowledge of management, there are no present arrangements or pledges of securities of our Company that may result in a change in control of the Company.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Dr. Liang Qiao, our chief executive officer and chairman of the board, and Wenhui Qiao, a director, are brothers. There are no other family relationships among the executive officers and directors.

Share Exchange with Bio-Bridge Science Corp.

On December 1, 2004, the related parties below participated in the share exchange with Bio-Bridge Science Corp., a Cayman Islands corporation (“Bio-Bridge Science”). In exchange for shares in Bio-Bridge Science, each received shares of common stock of registrant as set forth below.

Name 1	Number Of Shares Of Common Stock
Dr. Liang Qiao	13,750,000
Wenhui Qiao	825,000
Isao Arimoto	2,125,000
Shyh-Jing (Philip) Chiang	786,111

(1)	See Item 12 “Security Ownership of Certain Beneficial Owners and Management” for a listing of all issuer securities owned by these promoters.

Royalty and License Arrangements

Liang Qiao, MD., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under a license agreement with Loyola University Chicago, Bio-Bridge Science Corp. has obtained exclusive rights to this technology for use in our future products within the United States, Japan and the People’s Republic of China. This license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier by us with prior notice or by Loyola University in the event we do not make any effort to market the product after five years from the date on which the U.S., Japan or China grant us a permit for production. See “Business—Intellectual Property.” Pursuant to this agreement, Loyola is entitled to receive a royalty of four percent from the net profit for all uses of the licensed technology, including uses under sublicenses. To date, we have not generated any revenues from the sale of any products under development, or any revenues from sublicenses.

In April 2002, Bio-Bridge Science Corp. entered into a sublicense agreement with Bio-Bridge Science (Beijing). Under the terms of the agreement, Bio-Bridge Science Corp, granted an exclusive license to Bio-Bridge Science (Beijing) within mainland China. The term of the license agreement is 10 years. There are no royalty fees or one-time costs owed to us under this agreement. We expect that the sublicense agreement will be renewed on the same terms when it expires.

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

On July 9, 2008, the Company entered into a securities purchase agreement with Anthony Hin Shun Cheung, a member of our Board of Directors, in which Mr. Cheung agreed to purchase a total of 2,000,000 investment units from us at $0.725 per unit. Each unit consists of one share of common stock, a four-year warrant to purchase one-half share of common stock at $0.725 and a five-year warrant to purchase one-half share of common stock at $1.10. The total investment by Mr. Cheung totals $1,450,000, of which $120,000 was received at July 9, 2008, and the balance will be paid in ten monthly installments through May 31, 2009. The fair value of the warrants acquired by Mr. Cheung resulted in compensation expense of $712,800. In addition, $150,000 of stock compensation was recognized for the difference between the fair value of the units based on the closing price of the Company’s common stock on the date the agreement was signed and the purchase price of the units.

In the first quarter of 2009, the Company sold 12,800 shares of common stock to 123 investors at $1.375 per share for a total consideration of $17,600.

On December 16, 2010, the Company entered into a securities purchase agreement with Anthony Hin Shun Cheung, a member of our Board of Directors, in which Mr. Cheung agreed to purchase a total of 600,000 investment units from us at $0.50 per unit. Each unit consists of one share of common stock, a four-year warrant to purchase one-half share of common stock at $0.725 and a five-year warrant to purchase one-half share of common stock at $1.10. The total investment by Mr. Cheung totals $300,000, which had been advanced from Mr. Cheung during the three months ended June 30, 2010, in anticipation of making the equity investment. The fair value of the warrants acquired by Mr. Cheung resulted in compensation expense of $304,956. In addition, $18,000 of stock compensation was recognized for the difference between the fair value of the units based on the closing price of the Company’s common stock on the date the agreement was signed and the purchase price of the units.

Director Independence

In assessing the independence of our Board members, our Board has reviewed and analyzed the standards for independence required under the NASDAQ Capital Market, including NASDAQ Marketplace Rule 4200(a)(15), and applicable SEC regulations.  Based on this analysis, our Board has determined that each of Philip Shyh-Jing (Philip) Chiang, Anthony Hin Shun Cheung, Isao Arimoto meet the standards for independence provided in the listing requirements of the NASDAQ Capital Market and SEC regulations.  As a result, three of our seven Board members meet such standards of independence.

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

ITEM	December 31, 2010	December 31, 2009
(i) Audit Fees	$94,323	$171,603
(ii) Audit Related Fees	-	-
(iii) Tax Fees	2,500	-
(iv) All Other Fees	8,320	-
TOTAL	$105,143	$171,603

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Exhibits – See index to exhibits following the signatures page of this report.

(2) Financial Statements – See index to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Bridge Science, Inc.

Date: April 15, 2011

/s/ Dr. Liang Qiao
By: Dr. Liang Qiao Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ DR. LIANG QIAO	Chief Executive Officer Secretary and Chairman of the Board	April 15, 2011
By: Dr. Liang Qiao	(Principal Executive Officer)

/s/ MENG ZHEN	Controller	April 15, 2011
By: Meng Zhen	(Principal Financial Officer)

/s/ WENHUI QIAO	President and Director	April 15, 2011
By: Wenhui Qiao

/s/ SHYH-JING (PHILIP) CHIANG	Director	April 15, 2011
By: Shyh-Jing (Philip) Chiang

/s/ ISAO ARIMOTO	Director	April 15, 2011
By: Isao Arimoto

/s/ TOSHIHIRO KOMOIKE	Director	April 15, 2011
By: Toshihiro Komoike

/s/ TREVOR ROY	Director	April 15, 2011
By: Trevor Roy

/s/ ANTHONY HIN SHUN CHEUNG	Director	April 15, 2011
By: Anthony Hin Shun Cheung

EXHIBIT INDEX

Exhibit Number		Description and Reference
2.1
Agreement for the exchange of shares by and among the registrant, Bio-Bridge Science Corporation and the shareholders of record of Bio-Bridge Science Corporation, dated November 4, 2004(incorporated by reference to exhibits to Registration Statement No. 333-121786.)

3.1 (i)		Certificate of incorporation of the registrant (incorporated by reference to exhibits to Registration Statement No. 333-121786.)

3.1 (ii)		Certificate of determination of preferred shares (incorporated by reference to an exhibit to Form 8-K filed November 11, 2005.)

3.2 (i)		Bylaws of the registrant (incorporated by reference to exhibits to Registration Statement No. 333-121786.)

4.1	*	Form of Class CA Common Stock Warrant Agreement dated December 2010

4.2	*	Form of Class CB Common Stock Warrant Agreement dated December 2010

10.1		Exclusive License Agreement between Bio-Bridge Science Corporation and Loyola University Chicago, dated April 22, 2004 (incorporated by reference to exhibits to Registration Statement No. 333-121786.)

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

10.5
Land Use Right Agreement between Bio-Bridge Science (Beijing) Co. Ltd. and Beijing Airport High-Tech Park Co. Ltd., dated May 28, 2003. (incorporated by reference to exhibits to Registration Statement No. 333-121786)

10.6
Agreement between Bio-Bridge Beijing Science Corporation and Beijing Institute of Radiation Medicine, dated May 12, 2004. (incorporated by reference to exhibits to Registration Statement No. 333-121786)

10.7		Exclusive Agency Agreement between Registrant and Xinhua Surgical Instruments Co., Ltd. dated November 16, 2005. (incorporated by reference to an exhibit to Form 8-K filed November 21, 2005)

10.8		Investment Agreement between Registrant and Dutchess Private Equities Fund, L.P. dated November 29, 2005(incorporated by reference to an exhibit to Form 8-K filed December 2, 2005).

10.9		Registration Rights Agreement between Registrant and Dutchess Private Equities Fund, L.P. dated November 29, 2005. (incorporated by reference to an exhibit to Form 8-K filed November 11, 2005)

10.10		Securities Purchase Agreement dated January 2007(incorporated by reference to an exhibit to Form 10-KSB filed March 31, 2007)

10.11		Common Stock Warrant Purchase Agreement dated January 2007(incorporated by reference to an exhibit to Form 10-KSB filed March 31, 2007)

10.12		Registration Right Agreement dated January 2007(incorporated by reference to an exhibit to Form 10-KSB filed March 31, 2007)

10.13		Exclusive Agency Agreement between Registrant and Xinhua Surgical Instruments Co., Ltd. dated March 17, 2008 (incorporated by reference to an exhibit to Form 10-KSB filed on March 31, 2008)

10.14		Sale and Purchase Agreement between Registrant and Huhhot Xinheng Baide Technology Co. Ltd. dated April 30, 2008 (incorporated by reference to EX. 1.01 to Form 8-K filed on May 1, 2008)

10.15		Regulation S Securities Purchase Agreement between Registrant, NFR International Pty Limited, and China Diamond Limited (incorporated by reference to EX. 1.01 to Form 8-K filed on July 3, 2008)

10.16		Promissory Note issued by NFR International Pty Limited dated July 2, 2008 (incorporated by reference to EX 1.02 to Form 8-K filed on July 3, 2008)

10.17		Promissory Note issued by China Diamond Limited dated July 2, 2008(incorporated by reference to EX 1.03 to Form 8-K filed on July 3, 2008)

10.18		Regulation S Securities Purchase Agreement between Registrant and Anthony Hin Shun Cheung dated July 9,2008 (incorporated by reference to EX 1.01 to Form 8-K filed on July 11, 2008)

10.19		Promissory Note issued by Anthony Hin Shun Cheung dated July 9, 2008 (incorporated by reference to EX 1.02 to Form 8-K filed on July 11, 2008)

10.20		2008 Stock Incentive Plan (incorporated by reference to Form 10KSB filed March 31, 2009

10.21		Equity Joint Venture Contract dated June 9, 2009 (incorporated by reference to Exhibit 1 to Form 8-K filed June 10, 2009)

10.22		Equity Interest Transfer Contract Dated December 11, 2010 (incorporated by reference to Exhibit 10.0 to Form 8-K filed December 15, 2010)

10.23	*	Regulation S Securities Purchase Agreement between Registrant and Anthony Hin Shun Cheung dated December 16, 2010

14		Code of Ethics (incorporated by reference to an exhibit to Form 10-KSB filed March 31, 2006)

21	*	List of Subsidiaries of Registrant

31.1	*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	*	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	*	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

* Filed herewith

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page 42	Report of Independent Registered Public Accounting Firm

Page 43	Consolidated Balance Sheets as of December 31, 2010 and 2009

Page 44	Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009

Page 45	Consolidated Statements of Changes in Shareholders' Equity for The Years Ended December 31, 2010 and 2009

Page 47	Consolidated Statements of Cash Flows for The Years Ended December 31, 2010 and 2009

Page 49	Notes to Consolidated Financial Statements for The Years Ended December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bio-Bridge Science Inc.

We have audited the accompanying consolidated balance sheets of Bio-Bridge Science Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Bridge Science Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Bio-Bridge Science Inc. and Subsidiaries will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses since inception and negative cash flows from operating activities. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, California.
April 15, 2011

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$245,869	$1,325,377
Accounts receivable, net	4,165	1,250
Receivable from sale of subsidiary, net	39,231	-
Inventory, net	63,282	139,463
Trading securities, at fair value	-	162,044
Prepaid expenses and other current assets	44,850	62,663
Current assets of discontinued operations	-	1,076,727
Total Current Assets	397,397	2,767,524

Property and equipment, net	2,824,849	3,284,831
Land use right, net	347,620	353,912
Intangible assets	-	219,677
Goodwill	-	243,248
Long term assets of discontinued operations	-	349,069

TOTAL ASSETS	$3,569,866	$7,218,261

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$16,120	$19,896
Accrued expenses and other payables	64,110	56,778
Due to director	23,757	15,183
Derivative liabilities	170,551	377,013
Payable for leasehold and equipment purchases	-	273,558
Payable to contractors	-	42,471
Current liabilities of discontinued operations	-	229,243
Total Current Liabilities	274,538	1,014,142

Equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, nil and 4,000,000 shares issued and outstanding, respectively	-	4,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,070,245 and 40,819,285 shares issued and outstanding, respectively	45,070	40,819
Additional paid-in capital	18,987,707	16,475,947
Preferred stock dividend, payable in common shares	-	74,200
Subscription receivable	(210,325)	(210,325)
Stock to be issued, 900,000 and 350,960 shares, respectively	520,600	248,140
Accumulated other comprehensive income	426,626	261,948
Accumulated deficit	(16,576,534)	(11,678,908)
Total Bio-Bridge Science, Inc. Shareholders’ Equity	3,193,144	5,215,821

Noncontrolling interests	102,184	408,003
Noncontrolling interests in discontinued operations	-	580,295

Total Equity	3,295,328	6,204,119

TOTAL LIABILITIES AND EQUITY	$3,569,866	$7,218,261

See accompanying notes to the consolidated financial statements

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2010	2009

Revenue	$97,138	$80,290
Cost of goods sold	(95,178)	(35,171)
Gross profit	1,960	45,119

Research and development costs	290,616	277,457
Selling and distribution expenses	83,474	71,857
General and administrative expenses	3,382,654	1,138,690
Impairment of intangible assets	223,032	-
Impairment of leasehold improvements and equipment	379,154	-

Loss from operations	(4,356,970)	(1,442,885)

Other income (expenses):
Interest expense	(6,705)	(1,684)
Unrealized gain on trading securities	-	46,410
Gain on sale of trading securities	8,631	-
Change in fair value of derivative liability	30,429	912,356
Dividend income	4,718	15,300

Loss from continuing operations	(4,319,897)	(470,503)

Discontinued operations:
Income (loss) from discontinued operations	(134,084)	66,992
Loss on sale of discontinued operations	(791,715)	-
Discontinued operations	(925,799)	66,992

Net Loss	(5,245,696)	(403,511)

Loss from continuing operations attributable to noncontrolling interests	(305,820)	(46,020)

Income (loss) from discontinued operations attributable to noncontrolling interests	(63,450)	57,985

Net loss attributable to Bio-Bridge Science, Inc.	(4,876,426)	(415,476)

Preferred stock dividends	(21,200)	(387,200)

Net loss applicable to common shareholders	$(4,897,626)	$(802,676)

Basic and diluted loss per share:

Loss from continuing operations	$(0.10)	$(0.02)

Income (loss) from discontinued operations	$(0.01)	$0.00

Net loss per share applicable to common shareholders	$(0.11)	$(0.02)

Weighted average shares outstanding – basic and diluted	44,705,774	36,151,140

See accompanying notes to the consolidated financial statements

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

					Preferred
					Stock Dividend		Accumulated
					Payable in	Additional	Other	Common			Non
	Common Stock		Preferred Stock		Common	Paid-in	Comprehensive	Stock To Be	Subscription	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Capital	Income	Issued	Receivable	Deficit	Interest	Total
BALANCE January 1, 2009	34,931,009	$34,931	4,000,000	$4,000	$137,000	$12,912,545	$259,893	$4,559,056	$(2,062,670)	$(11,000,931)	$522,310	$5,366,134

Cumulative effect of change in accounting principle: January 1,2009 reclassified of conversion feature and warrants to derivative liability	-	-	-	-	-	(1,414,068)	-	-	-	124,699	-	(1,289,369)

BALANCE January 1, 2009 as adjusted	34,931,009	34,931	4,000,000	4,000	137,000	11,498,477	259,893	4,559,056	(2,062,670)	(10,876,232)	522,310	4,076,765

Sale of 12,800 shares of common stock for cash	-	-	-	-	-	-	-	17,600	(40)	-	-	17,560

Accrual of preferred stock dividend	-	-	-	-	387,200	-	-	-	-	(387,200)	-	-

Payment of preferred stock dividend through issuance of common shares	360,000	360	-	-	(450,000)	449,640	-	-	-	-	-	-

Fair value of vested options	-	-	-	-	-	184,302	-	-	-	-	-	184,302

Fair value of shares issued for services	-	-	-	-	-	-	-	20,540	-	-	-	20,540

Issuance of shares	5,538,276	5,538	-	-	-	4,343,518	-	(4,349,056)	-	-	-	-

Cancellation of shares	(10,000)	(10)	-	-	-	10	-	-	-	-	-	-

Proceeds from previously purchased shares	-	-	-	-	-	-	-	-	1,852,385	-	-	1,852,385

Foreign currency translation gain	-	-	-	-	-	-	2,055	-	-	-	-	2,055

Capital proceeds from noncontrolling interest	-	-	-	-	-	-	-	-	-	-	454,023	454,023

Net Loss	-	-	-	-	-	-	-	-	-	(415,476)	11,965	(403,511)

BALANCE December 31, 2009	40,819,285	$40,819	4,000000	$4,000	$74,200	$16,475,947	$261,948	$248,140	$(210,325)	$(11,678,908)	$988,298	$6,204,119

(Continued)

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Continued)

					Preferred
					Stock Dividend		Accumulated
					Payable in	Additional	Other	Common			Non
	Common Stock		Preferred Stock		Common	Paid-in	Comprehensive	Stock To Be	Subscription	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Capital	Income	Issued	Receivable	Deficit	Interest	Total
BALANCE December 31, 2009	40,819,285	$40,819	4,000,000	$4,000	$74,200	$16,475,947	$261,948	$248,140	$(210,325)	$(11,678,908)	$988,298	$6,204,119

Accrual of preferred stock dividend	-	-	-	-	21,200	-	-	-	-	(21,200)	-	-

Payment of preferred stock dividend through issuance of common stock	180,000	180	-	-	(95,400)	95,220	-	-	-	-	-	-

Fair value of vested options	-	-	-	-	-	357,678	-	-	-	-	-	357,678

Fair value of options and warrants issued to directors	-	-	-	-	-	1,844,761	-	-	-	-	-	1,844,761

Issuance of common shares	70,960	71	-	-	-	38,069	-	(38,140)	-	-	-	-

Common shares to be issued for services	-	-	-	-	-	-	-	10,600	-	-	-	10,600

Extinguishment of derivative recorded as contribution to capital	-	-	-	-	-	176,032	-	-	-	-	-	176,032

Conversion of 4,000,000 shares of preferred stock into 4,000,000 shares of common stock	4,000,000	4,000	(4,000,000)	(4,000)	-	-	-	-	-	-	-	-

Sale of common stock for cash	-	-	-	-	-	-	-	300,000	-	-	-	300,000

Deconsolidation upon sale of discontinued operations	-	-	-	-	-	-	-	-	-	-	(516,844)	(516,844)

Foreign currency translation gain	-	-	-	-	-	-	164,678	-	-	-	-	164,678

Net Loss	-	-	-	-	-	-	-	-	-	(4,876,426)	(369,270)	(5,245,696100)

BALANCE December 31, 2010	45,070,245	$45,070	-	$-	$-	$18,987,707	$426,626	$520,600	$(210,325)	$(16,576,534)	$102,184	$3,295,328

See accompanying notes to the consolidated financial statements

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	For The Years Ended December 31
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,245,696)	$(403,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Income (loss) from discontinued operations	134,084	(66,992)
Loss on sale of discontinued operations	791,715	-
Depreciation	367,658	128,889
Amortization of land use right	16,900	18,784
Fair value of vested options	357,678	184,302
Fair value of options and warrants issued to directors	1,844,761	-
Fair value of common stock issued for service	10,600	20,540
Gain on sale of trading securities	(8,631)	-
Unrealized gain on trading securities	-	(46,410)
Change in fair value of derivative liability	(30,429)	(912,356)
Impairment of intangibles	223,032	-
Impairment of property	376,717	-
Change in operating assets and liabilities:
Accounts receivable	(2,916)	(288)
Inventories	76,181	(48,164)
Prepaid expense and other assets	17,813	(27,639)
Accounts payable	(3,776)	(62,044)
Accrued expenses and other payables	7,332	(77,939)
Payable to contractors		-
Net cash used in operating activities-continuing operations	(1,066,977)	(1,292,828)
Net cash used in operating activities-discontinued operations	(107,046)	(39,252)
Net cash used in operating activities	(1,174,023)	(1,332,080)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(196,452)	(652,073)
Increase in (payment of)) payable on leasehold and equipment	(202,360)	273,558
Increase in (payment of) payable to contractor	(42,471)	42,471
Proceeds from sale of trading securities	170,675	-
Net cash used in investing activities-continuing operations	(270,608)	(336,044)
Net cash used in investing activities-discontinued operations	(17,063)	(23,818)
Net cash used in investing activities	(287,611)	(359,862)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	300,000	1,869,945
Capital proceeds from noncontrolling interest	-	234,346
Due to (from) director	8,574	(17,007)
Net cash provided by financing activities-continuing operations	308,574	2,087,284

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,153,060)	395,342

Effect of exchange rate changes on cash	73,552	2,318
Cash and cash equivalents, beginning of period	1,325,377	927,717

CASH AND CASH EQUIVALENTS, END OF PERIOD	$245,869	$1,325,377

(Continued)

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASHFLOW
 (Continued)

	For The Years Ended December 31
	2010	2009
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$-	$49,428

SUPPLEMENTAL NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES
Deconsolidation of noncontrolling interest upon sale of discontinued operations	$516,844	$-
Conversion of shares of preferred stock into shares of common stock	$4,000	$-
Extinguishment of derivative recorded as contribution to capital	$176,032	$-
Sale of discontinued operations	$39,231	$-
Accrual of preferred stock dividend payable in common stock	$21,200	$387,200
Payment of preferred stock dividend in shares of common stock	$95,400	$450,000
Cumulative effect of change in accounting principal January 1, 2009 for reclassification of conversion feature and warrants to derivative liability	$-	$1,289,369
Noncontrolling interest contribution of asset	$-	$219,677
Reclassify construction in progress to property and equipment	$-	$2,676,938
Payable for purchase of property and equipment	$-	$273,558

See accompanying notes to the consolidated financial statements

BIO-BRIDGE SCIENCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 1      – Organization and Principal Activities

Bio-Bridge Science, Inc (the “Company”, “We”) was incorporated in the State of Delaware on October 26, 2004.  The Company's fiscal year end is December 31.  On December 1, 2004, the Company acquired all of the outstanding shares of Bio-Bridge Science Corporation (“BBS”), a Cayman Islands corporation, in exchange for 29,971,590 shares of its common stock, and as a result, BBS became a wholly owned subsidiary of Bio-Bridge Science, Inc. The acquisition was accounted for as a reverse merger (recapitalization) with BBS deemed to be the accounting acquirer, and the Company the legal acquirer.

BBS was incorporated in the Cayman Islands on February 11, 2002.  At the time of the exchange, BBS held a 100% interest in Bio-Bridge Science (Beijing) Co. Ltd. (“Bio-Bridge Beijing”), a wholly-foreign funded enterprise of the People's Republic of China which was established on May 20, 2002.

In June, 2009, the Company entered into an equity joint venture contract to purchase 51 percent of Bio-Bridge JRS Biosciences (Beijing) Co., Ltd. (“Bio-Bridge JRS”). On October 16, 2009, the business license was issued by the Beijing Administration for Industry and Commerce of the PRC, indicating the approval of the formation of Bio-Bridge JRS, which was officially established at the end of October 2009.

On July 31, 2008, the Company acquired 51 percent of the outstanding capital interest of Bio-Bridge Xinheng Baide Biotechnology Co., Ltd. (“Bio-Bridge XBB”). The primary operations of Bio-Bridge XBB were the manufacture and distribution of bovine serum products, which is used in research and production of pharmaceuticals and veterinary medicines. On December 11, 2010, we completed the sale of our 51 percent interest in Bio-Bridge XBB (see Note 3).

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $5,245,696 and used cash in operations of $1,216,494 for the year ended December 31, 2010, and had an accumulated deficit of $16,576,534 at December 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon the Company’s ability to raise additional funds to implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 2      – Summary of Principal Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements for the year ended December 31, 2010 include the accounts of Bio-Bridge Science Inc. and our wholly owned subsidiaries, Bio-Bridge Science Corporation, Bio-Bridge Beijing, Bio-Bridge Science Holding Co. Ltd., Bio-Bridge Science (HK) Co. Ltd., and our 51% owned subsidiary Bio-Bridge JRS.  The results of operations of Bio-Bridge XBB are included in the consolidated statements of operations up to the date it was sold (see Note 3).

The accompanying consolidated financial statements for the year ended December 31, 2009 include the accounts of Bio-Bridge Science Inc. and our wholly owned subsidiaries, Bio-Bridge Science Corp., Bio-Bridge Beijing, Bio-Bridge Science Holding Co. Ltd., Bio-Bridge Science (HK) Co. Ltd., and our 51% owned subsidiaries Bio-Bridge JRS and Bio-Bridge XBB.

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

The Company's cash balances on deposit in banks in the United States of America are guaranteed up to $250,000 by the Federal Deposit Insurance Corporation (the “FDIC”). The Company may periodically be exposed to risk for the amount of funds held in one bank in excess of the insurance limit.  In order to control the risk, the Company's policy is to maintain cash balances with high quality financial institutions. The Company had no cash balances with a bank in excess of the insurance limit as of December 31, 2010 and 2009.

The Company and its subsidiaries have not experienced any losses in such accounts and do not believe the cash is exposed to any significant credit risk.

Accounts Receivable

Accounts receivables are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.  Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers' balances categorized by the number of months the underlying invoices have remained outstanding.  The valuation allowance balance is adjusted to the amount computed as a result of the aging method.  When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year. As of December 31, 2010 and 2009, there was no allowance for accounts receivable.

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

Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation or amortization is provided over the estimated useful life of the asset, using the straight-line method. Estimated useful lives are as follows:

Asset category	Useful Life
Vehicles	3 years
Office equipment	3 years
Leasehold improvements-building	Shorter of 25 years or lease term
Leasehold improvements-other	Shorter of 3 to 5 years or lease term
Equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

Land Use Rights

According to the law of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the 25 year life of the Company’s Chinese business license, which is shorter than the lease term of 50 years, as the Company feels that the life of its business license more accurately reflects the estimated useful life of the land lease to the Company.

Intangible Assets

As required by guidance issued by the FASB, management performs impairment tests of indefinite-lived intangible assets whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. Also, management performs impairment testing indefinite-lived intangible assets at least annually.

The Company’s intangible asset subject to amortization consisted of scientific formulas and processes for producing cell culture medium contributed to Bio-Bridge JRS by a noncontrolling interest in 2009.  At December 31, 2010, the Company performed an assessment of the intangible asset and determined it was impaired, and accordingly, recorded an impairment of intangible of $223,032.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment.  This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.  Management’s assumptions about cash flows and discount rates require significant judgment.  Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends.  At December 31, 2010, the Company performed an assessment of it’s property and equipment and determined certain of the Company’s laboratory leasehold improvements and equipment were impaired, and accordingly, recorded an impairment charge of $379,154 during 2010 (see Note 7).

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

Goodwill related to the Company's acquisition of Bio-Bridge XBB (“XBB”) on July 31, 2008.  Based on a combination of factors, including deterioration in the business of XBB, the Company performed an assessment of the fair value of its goodwill and determined it was impaired as of September 30, 2010.  Accordingly, the Company recorded an impairment loss of goodwill of $243,248 in 2010 (see Note 3).

Derivative Financial Instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses both the Black-Scholes-Merton option pricing models to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.
Level 3 – Unobservable inputs based on the Company's assumptions.

The Company is required to use observable market data if such data is available without undue cost and effort

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2010 and 2009:

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Fair value of options and warrants	$-	$-	$170,551	$170,551
Total	$-	$-	$170,551	$170,551

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Investment in trading securities	$162,044	$-	$-	$162,044
Fair value of options and warrants			235,877	235,877
Fair value of conversion feature	-	-	141,136	141,136
Total	$162,044	$-	$377,013	$539,057

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

Revenue Recognition

The Company recognizes revenue from the sales of products in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.  Generally, these criteria are met at the time the product is shipped to customers when title and risk of loss have transferred.

Research and Development

Research and development costs are expensed as incurred.  For the years ended December 31, 2010 and 2009, research and development expenses totaled $290,616 and $277,457, respectively.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s current components of comprehensive income consist of foreign currency translation adjustments:

	Year Ended December 31
	2010	2009
Net loss attributable to Bio-Bridge Science, Inc.	$(4,876,426)	$(415,476)
Foreign currency translation gain	164,678	2,055
Comprehensive loss	$(4,711,748)	$(413,421)

Loss Per Share

Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. The diluted loss per share calculation gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method.  Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants.  As of December 31, 2010, common stock equivalents were composed of options convertible into 3,082,000 shares of the Company's common stock and warrants convertible into 9,414,943 shares of the Company's common stock. As of December 31, 2009, common stock equivalents were composed of options convertible into 3,731,500 shares of the Company's common stock and warrants convertible into 8,814,943 shares of the Company's common stock. For the years ended December 31, 2010 and 2009, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

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

	2010	2009
US$ to RMB exchange rate on December 31	6.600	6.828

Average US$ to RMB exchange rate for the year ended December 31	6.769	6.831

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

Cash denominated in Renminbi (“RMB”) with a US dollar equivalent of $186,978 and $1,258,137 at December 31, 2010 and 2009, respectively, was held in accounts at financial institutions located in the PRC.  In addition, the Company maintains funds in bank accounts in the US which at times may exceed the federally insured balance of $250,000. The Company and its subsidiaries have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

For the year ended December 31, 2010, two customers accounted for 25% of total sales (17%, and 8%, respectively).  At December 31, 2010, three customers accounted for 92% of accounts receivable (51%, 24%, and 17%, respectively).

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

In April 2010, the FASB issued new accounting guidance to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect adoption of this standard will have a material impact on its consolidated financial statements.

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

Note 3      – Discontinued operations

On July 31, 2008, the Company acquired 51 percent of the outstanding capital interest of Bio-Bridge Xinheng Baide Biotechnology Co., Ltd. (“Bio-Bridge XBB”). The primary operations of Bio-Bridge XBB were the manufacture and distribution of bovine serum products, which is used in research and production of pharmaceuticals and veterinary medicines.

On December 11, 2010, we completed the sale of the 51 percent interest in Bio-Bridge XBB for $268,944.  The acquirer agreed to pay the Company $39,230 as first installment, $114,856 by June 11, 2011, and the balance of $114,856 by December 11, 2011.  Per the exchange agreement, sales from pre-acquisition inventories must equal or exceed 5 million RMB.  If such sales are less than 5 million RMB, the final installment of $114,856 shall be reduced.  Also, the due date of the final payment will be extended beyond December 11, 2011 if sales of the inventory existing at the closing are not completed.  In recording the loss on sale of HXBD, the Company determined the collectibility of the installments of $114,856 due by June 11, 2011, and $114,856 due December 11, 2011 was not assured.  Accordingly, the Company concluded the cost recovery method is appropriate and payment of the second and third installments will be recognized as income in the period payments, if any, are received.

Bio-Bridge XBB was deconsolidated effective November 30, 2010 and we do not have any continuing involvement in the operations of the disposed subsidiary.  The disposal is accounted for as discontinued operations and, accordingly, all prior periods presented in the accompanying consolidated balance sheets, statements of operations and of cash flows have been adjusted to conform to this presentation; no adjustment has been made to the prior period consolidated balance sheet as a result of the disposal.

The following table shows the calculation of loss on the sale of 51% equity interest in Bio-Bridge XBB at November 30, 2010:

Carrying value of net assets disposed	$1,104,542
Noncontrolling interest on date of disposal	(516,845)
Carrying value of net assets attributable to Bio-Bridge Science, Inc.	587,698
First installment payment from sale	39,231
(548,467)

Impairment of goodwill	(243,248)

Loss on sale of discontinued operations	$(791,715)

At September 30, 2010, goodwill in the amount of $243,248 recorded upon acquisition of Bio-Bridge XBB was determined to be impaired and was written off.  The Company has included the impairment charge as part of its loss on sale.

The following table summarizes certain selected components of discontinued operations for the disposed Bio-Bridge XBB subsidiary for the 11 month period from January 1, 2010 through the effective disposal date of November 30, 2010, and for the year ended December 31, 2009:

	11 months ended November 30, 2010	Year ended December 31, 2009

Revenue	$263,499	$883,465

Income (loss) from discontinued operations	(134,084)	66,992
Net income (loss) attributable to noncontrolling interests	(63,450)	57,985
Income (loss) from discontinued operations applicable to Bio-Bridge Science, Inc.	$(70,634)	$9,007

Income (loss) per share from discontinued operations – Basic and Diluted	$(0.00)	$0.00

Current Assets	$-	$1,076,727
Total Assets	$-	$1,425,796
Current and total liabilities	$-	$229,243

Note 4      – Noncontrolling Interests

We consolidate the accounts of subsidiaries in which we have a controlling financial interest under the voting control model. The noncontrolling interest at December 31, 2010 relates to the 49% equity interest held by third party investors in Bio-Bridge JRS. The noncontrolling interest at December 31, 2009 relates to the 49% equity interest held by third party investors in Bio-Bridge JRS and Bio-Bridge XBB. We sold our 51% controlling equity interest in Bio-Bridge XBB in 2010 and thus deconsolidated the noncontrolling interest in Bio-Bridge XBB (see Note 3).

The following table is a summary of the noncontrolling interest as of December 31, 2010 and 2009:

	Bio-Bridge XBB (Discontinued operations)	Bio-Bridge JRS	Total
Balance, January 1, 2009	$522,108	$-	$522,108
Capital contribution by noncontrolling interest	-	454,023	454,023
Net income (loss) allocated to noncontrolling interest	57,985	(46,020)	11,965
Balance, December 31, 2009	580,295	408,003	988,298
Net income (loss) allocated to noncontrolling interest	(63,450)	(159,819)	(223,269)
Deconsolidation of noncontrolling interest upon sale of discounted operations	(516,845)	-	(516,845)
Balance, December 31, 2010	$-	$248,184	$248,184

Note 5      – Inventories

Inventories consisted of the following at December 31:

	2010	2009
Raw Materials	$18,207	$8,003
Finished Goods	92,075	131,460
Inventory Reserve	(47,000)	-
Total Inventories	$63,282	$139,463

Note 6      – Trading Securities

The Company’s investment in trading securities was $162,044 at December 31, 2009.  The Company sold all of its trading securities investment in the Van Kampen unit investment fund in April 2010 and recorded a gain on sale of trading securities of $8,631.  For the year ended December 31, 2009, the Company recorded an unrealized loss on trading securities of $46,410. The Company did not sell any trading securities during 2009.

At December 31, 2010 and 2009, the fair value of trading securities was as follows:

Fair Value
Balance on January 1, 2009	$208,454
Unrealized loss in 2009	(46,410)
Balance on December 31, 2009	$162,044

Sale of trading securities	(170,675)
Gain on sale of trading securities	8,631
Balance on December 31, 2010	$-

Note 7      – Property and Equipment

Property and equipment consist of the following at December 31:

	2010	2009
Vehicles	$75,288	$23,354
Office equipment	90,674	97,459
Leasehold improvements-building	1,951,000	1,876,000
Leasehold improvements-other	775,530	1,026,390
Equipment	521,418	461,613
	3,413,910	3,484,816
Less: Accumulated Depreciation	(589,061)	(199,985)
		-
Property and equipment, net	$2,824,849	$3,284,831

The Company constructed a laboratory building on its land in 2005 and 2006, and put it into limited service in 2009.  The laboratory building is being depreciated over the remaining 19 years of the Company’s land use right, which is less than the laboratory facility’s estimated useful life of approximately 25 years.  Based on management’s assessment at December 31, 2010, it was determined that the carrying amount of certain equipment and special-purpose leasehold improvements for clean rooms in the laboratory building may not be fully recoverable and an impairment of the equipment and clean rooms of $379,154 was recorded.

During the years ended December 31, 2010 and 2009, depreciation of $367,658 and 133,223 was recorded

Note 8      – Land Use Rights

In May 2003, the Company acquired a land use right for approximately 2.8 acres of land in the Tianzhu Export Processing Zone, Shunyi District, Beijing, China.  In July 2003, the Company obtained a 50 year land use right to build a research factory in Beijing, PRC. This amount has been capitalized and is being amortized over twenty-five years, the term of the Company's business license.

Land use right consisted of the following at December 31:

	2010	2009
Cost	$493,099	$478,541
Less: Accumulated Amortization	(145,479)	(124,629)
Net Land Use Rights	$347,620	$353,912

The expected amortization of the land use right over each of the next five years and thereafter is summarized as follows:

Year Ending December 31,	Amount
2011	$19,724
2012	19,724
2013	19,724
2014	19,724
2015	19,724
Thereafter	249,000
Total	$347,620

Note 9      – Derivative Liability

As of December 31, 2010, the Company had options and warrants to purchase 3,080,200 and 9,414,943 shares of common stock, respectively, outstanding with a strike price denominated in US dollars, a currency other than the Company’s functional currency, RMB.  The Company determined that options and warrants to purchase 120,000 and 326,667 shares of common stock, respectively, were subject to the liability accounting.

The derivative liabilities were valued using a Black-Scholes-Merton pricing model with the following assumptions:

	December 31,
	2010	2009
Risk-free Interest Rate	0.27%	1.62%
Expected Volatility	202.3%	191.0%
Expected Life (in years)	0.4 to 2.4 years	1 to 3 years
Expected Dividend Yield	0.00%	0.00%

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

The following table summarizes the fair value of derivative liabilities as of December 31:

Fair Value:	2010	2009
Options and Warrants	$170,551	$235,877
Conversion Feature	-	141,136
Total	$170,551	$377,013

On January 30, 2010, preferred stock was converted and related warrants expired, the derivative liability of $176,032 was extinguished and recorded as a contribution to capital. For the year ended December 31, 2010, $30,429 was recorded as gain on change in fair value of derivative liabilities.

Note 10  – Income Taxes

Companies in the PRC are generally subject to PRC Enterprise Income Tax at a uniform tax rate of 25% under the China's Unified Enterprise Income Tax Law ("New EIT Law"), which took effect on January 1, 2008.  The New EIT Law provides a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment.   Accordingly, the applicable corporation income tax rate for Bio-Bridge Beijing and Bio-Bridge JRS is 25%.  Bio-Bridge Beijing is entitled to full exemption from Chinese CIT for the first two years after recording a profit.  During the years ended December 31 2010 or 2009, Bio-Bridge Beijing and Bio-Bridge JRS did not record a profit and no tax provision is provided for. At December 31, 2010 and 2009, the Company’s operations in the PRC have not generated any significant temporary differences

The Company has not recorded a provision for U.S. federal income tax for the years ended December 31, 2010 and 2009 due to a net operating loss carry forward in the United States of America.  At December 31, 2010 and 2009, the Company had net operating loss carryforwards in the United States of America of approximately $1.6 million and $885,000, respectively, which begin to expire in 2028.  The deferred tax asset created by the net operating loss has been offset by a 100% valuation allowance at December 31, 2010 and 2009.

Significant components of the Company's deferred income tax assets are as follows at December 31:

	2010	2009
Deferred income tax asset:
Net operating loss carried forward	$575,600	$301,275
Stock compensation	1,738,860	990,031
Valuation allowance	(2,314,460)	(1,291,306)
Net deferred income tax asset	$-	$-

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the:

	Year ended December 31,
	2010	2009
U.S. statutory rate (benefit)	(34)%	(34)%
Stock compensation and net operating loss valuation	34%	34%
Effective tax rate	0%	0%

Effective January 1, 2007, the Company adopted authoritative guidance issued by the FASB for uncertainty in income taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At the date of adoption, and as of December 31, 2010 the Company does not have a liability for unrecognized tax uncertainties except as described below. The Company and its Chinese subsidiaries have never been subject to a tax examination and all years are open to examination by the tax authorities.

Value Added Tax (“VAT”)

In accordance with the relevant tax laws in the PRC, VAT is levied at 17% on the invoiced value of sales and is payable by the consumer. The Company is required to remit the VAT collected to the tax authority, but may deduct the VAT it has paid on eligible purchases.

Note 11 – Shareholders’ Equity

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

On January 20, 2007, the Company sold 4,000,000 shares of Series A Convertible Preferred Stock and 3,000,000 warrants to purchase shares of the Company’s common stock.  The 3,000,000 warrants issued with the preferred stock in 2007 expired on January 30, 2010.  Also on January 30, 2010, holders of 4,000,000 shares of the Company’s convertible preferred stock elected to convert the preferred shares into shares of the Company’s common stock on a one-for-one basis.  Effective January 30, 2010, the preferred shares were converted into 4,000,000 shares of common stock and the accrual of the preferred stock dividend was discontinued, and an extinguishment of derivative related to the preferred stock and warrants was extinguished and recorded as a contribution to capital (See Note 9).

Common Stock

On December 16, 2010, the Company entered into a securities purchase agreement with Anthony Hin Shun Cheung, a member of our Board of Directors, in which Mr. Cheung agreed to purchase a total of 600,000 investment units from us at $0.50 per unit. Each unit consists of one share of common stock, a four-year warrant to purchase one-half share of common stock at $0.725 and a five-year warrant to purchase one-half share of common stock at $1.10. The total investment by Mr. Cheung totaled $300,000 (see Note 12).

Issuance of Common Stock for Services

On October 1, 2010, the Company granted a total of 20,000 shares of its restricted common stock to two consultants for advisory services.  The fair value of the 20,000 shares was determined to be $10,600, based on the closing bid price of the shares on the grant date, and was recorded as compensation cost on the grant date.

On October 1, 2009, the Company granted a total of 20,000 shares of its restricted common stock to two consultants for providing advisory services. The fair value of the 20,000 shares was determined to be $11,000, based on the closing bid price of the shares on the grant date, and was recorded as compensation cost on the grant date.

Note 12 – Stock Option and Warrants

Stock Incentive Plans

On December 1, 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan provides for the grant of incentive stock options to our employees, and for the grant of non-statutory stock options, restricted stock, stock appreciation rights and performance shares to our employees, directors and consultants. The Company has reserved a total of 2,000,000 shares of its common stock for issuance pursuant to the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan does not provide for automatic annual increases in the number of shares available for issuance under the plan. As of December 31, 2010, 1,497,000 options had been granted and were outstanding under this plan.

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

On November 26, 2008, the Company’s board of directors approved and adopted the 2008 Stock Incentive Plan. The 2008 Stock Incentive Plan provides for the grant of incentive stock options to our employees, and for the grant of non-statutory stock options, restricted stock, stock appreciation rights and performance shares to our employees, directors and consultants. The Company has reserved a total of 4,000,000 shares of its common stock for issuance pursuant to the 2008 Stock Incentive Plan. The 2008 Stock Incentive Plan does not provide for automatic annual increases in the number of shares available for issuance under the plan. As of December 31, 2010, 762,000 options had been granted and were outstanding under this plan.

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

In addition, as of December 31, 2010, 823,000 options had been granted outside the 2004 and 2008 Stock Incentive Plan and were outstanding, with an exercise price of $0.001 per share.

Stock Options

On December 16, 2010, the Company granted to Mr. Anthony Hin Shun Cheung, a member of the Board of Directors, an option with a ten year term to purchase 400,000 shares of the Company’s common stock at $0.001 per share, as compensation for services rendered to the Company. The option was non-qualified and was granted outside of the Company’s 2004 and 2008 Stock Incentive Plans. The option was vested immediately and valued at $211,992 using a Black-Scholes-Merton pricing model with the following assumptions: 0.3% average risk-free interest rate; 203% expected volatility; ten year expected term, and 0% dividend yield.  The total of $211,952 was charged to compensation cost at the date the options were issued.

On December 18, 2009, the Company granted options with a ten year term to employees to purchase 351,500 shares of common stock exercisable at $0.50 per share. Options to purchase 43,938 shares of common stock were vested immediately, and the rest options to purchase 307,562 shares will be vested ratably over 21 months. The options were valued at $185,873 using a Black-Scholes-Merton pricing model with the following assumptions: 1.62% average risk-free interest rate; 190% expected volatility; six year expected term, and 0% dividend yield. As of December 31, 2010, options to purchase 219,500 shares of common stock were forfeited, and options to purchase 99,000 of shares of common stock were vested and exercisable.  For the years ended December 31, 2010 and 2009, $72,139 and $45,606, respectively, was charged to compensation cost related to the vesting of the options.  At December 31, 2010, the amortization of the unvested options will be $64,678 for the year ended December 31, 2011.

On July 20, 2009, the Company granted options with a ten year term to employees to purchase 1,083,000 shares of common stock, including: (i) options to purchase 3,000 shares of common stock exercisable at $0.001 per share; (ii) options to purchase 840,000 shares of common stock exercisable at $0.47 per share; and (iii) options to purchase 240,000 shares of common stock exercisable at $0.52 per share. Options to purchase 283,000 shares were vested immediately, and the rest options to purchase 800,000 shares will be vested ratably over 21 months. The options were valued at $258,793 using a Black-Scholes-Merton pricing model with the following assumptions: 2.32% average risk-free interest rate; 179% expected volatility; six year expected term, and 0% dividend yield. As of December 31, 2010, among the options referred to herein, options to purchase 450,000 shares of common stock were forfeited, and options to purchase 501,750 of shares of common stock were vested and exercisable.  For the years ended December 31, 2010 and 2009, $73,547 and $138,697, respectively, was charged to compensation cost related to the vesting of the options.  At December 31, 2010, the amortization of the unvested options will be $46,509 for the year ended December 31, 2011.

At December 31, 2010 and 2009, stock options outstanding were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2009	2,297,000	$0.42

Granted	1,434,500	-
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2009	3,731,500	$0.45

Granted	400,000	-
Exercised	-	-
Forfeited	(1,049,500)	-

Outstanding at December 31, 2010	3,082,000	$0.37

Information relating to stock options at December 31, 2010 summarized by exercise price is as follows:

Option Outstanding			Options Exercisable
Number of shares (#)	Exercise price ($)	Weighted average exercise price ($)	Number of Shares (#)	Exercise price ($)	Weighted average exercise price ($)
400,000	0.001	0.00	400,000	0.001	0.00
20,000	0.001	0.00	20,000	0.001	0.00
3,000	0.001	0.00	3,000	0.001	0.00
400,000	0.001	0.00	400,000	0.001	0.00
390,000	0.47	0.06	333,750	0.47	0.05
897,000	0.50	0.14	897,000	0.50	0.15
240,000	0.52	0.04	165,000	0.52	0.03
600,000	0.55	0.11	600,000	0.55	0.11
132,000	0.50	0.02	99,000	0.50	0.02
3,082,000		0.38	2,917,750		0.36

The aggregate intrinsic value of 3,082,000 options outstanding and 2,917,750 options exercisable as of December 31, 2010 were $492,037 and $486,922, respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company’s common shares for the options that were in-the-money as of December 31, 2010.

Stock Warrants

On December 16, 2010, the Company issued warrants to a director to purchase 300,000 shares of common stock at $0.725 per share with a term of four years, and warrants to purchase 300,000 shares of common stock at $1.10 per share with a term of five years.  The fair value of the warrants to purchase the 600,000 shares of common stock was recorded as compensation cost. The fair value of four-year warrant and five-year warrant issued to these two investors was $151,129 and $153,827, respectively, at the issuance date, which was determined using the Black-Scholes-Merton valuation method, using the following assumptions: no expected dividend yield; a risk-free interest rate of 0.3%; an expected life of 4 and 5 years respectively; and an estimated volatility of 203% based on recent history of our stock price. The total of $322,956 was charged to compensation cost at the date the warrants were issued (see Note 11).

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

At December 31, 2010 and 2009, warrants outstanding were as follows:

	Number of Shares Under Warrants	Weighted Average Exercise Price
Warrants outstanding at January 1, 2009	8,814,943	$0.95

Warranted Issued	-	-
Warranted Expired	-	-

Warrants Outstanding at December 31, 2009	8,814,943	$0.95

Warrants Issued	3,600,000	-
Warrants Expired	(3,000,000)	-
Warrants outstanding and exercisable at December 31, 2010	9,414,943	$0.94

The following table summarizes information about warrants outstanding at December 31, 2010:

Warrants Outstanding and Exercisable
Number of Shares Under Warrants (#)	Exercise Price ($)	Expiration Date	Weighted Average Exercise Price ($)
183,334	0.75	June 4, 2011	0.01
183,333	1.20	June 4, 2013	0.02
1,724,138	0.725	July 2, 2012	0.13
1,724,138	1.10	July 2, 2013	0.20
1,000,000	0.725	July 9, 2012	0.08
1,000,000	1.10	July 9, 2013	0.12
3,000,000	1.00	January 20, 2015	0.32
300,000	0.725	December 15, 2014	0.02
300,000	1.00	December 15, 2015	0.04
9,414,943			0.94

There was no aggregate intrinsic value of 9,414,943 warrants outstanding and exercisable as of December 31, 2010 based on the trading price as of the period then ended.

Note 13  – Commitments and Contingencies

Lease Commitment

As of December 31, 2010, we had remaining outstanding commitments with respect to our non-cancelable operating leases as follows: $19,868 for the year ending December 31, 2011, $20,663 for the year ending December 31, 2012, $21,490 for the year ending December 31, 2013, $22,349 for the year ending December 31, 2014, and $15,291 for the year ending December 31, 2015.

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

Line of Credit

The Company has a line of credit with JP Morgan Chase Bank, N.A.  At December 31, 2010 and 2009, there were no borrowings outstanding under the line of credit agreement.  The maximum borrowing amount available under the line of credit is $100,000, bears interest at 4% plus prime, matures February 11, 2012, and is collateralized by the Company’s bank accounts held at JP Morgan Chase Bank, N.A., (totaling $57,491 at December 31, 2010).