Form 10-Q
period 2011-03-31
BIO BRIDGE SCIENCE INC
filed 2011-05-23
CIK 1309304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

or

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐              Accelerated filer ☐             Non-accelerated filer ☐             Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company:     Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

45,070,245 Shares of Common Stock, Par Value $0.001 Per Share, Outstanding as of March 31, 2011.

BIO-BRIDGE SCIENCE, INC.
FORM 10-Q
For the Three Months Ended March 31, 2011 And 2010

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$123,552	$245,869
Accounts receivable, net	2,514	4,165
Receivable from sale of subsidiary	-	39,231
Inventories, net	55,772	63,282
Prepaid expenses and other current assets	46,233	44,850
Total Current Assets	228,071	397,397

Property and equipment, net	2,756,540	2,824,849
Land use right, net	346,039	347,620

TOTAL ASSETS	$3,330,650	$3,569,866

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$57,729	$16,120
Accrued expenses and other payables	136,820	64,110
Due to director	25,111	23,757
Derivative liabilities	224,943	170,551
Total Current Liabilities	444,603	274,538

Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,070,245 shares issued and outstanding	45,070	45,070
Additional paid-in capital	19,006,771	18,987,707
Subscription receivable	(210,325)	(210,325)
Stock to be issued	520,600	520,600
Accumulated other comprehensive income	415,353	426,626
Accumulated deficit	(16,947,712)	(16,576,534)
Total Bio-Bridge Science, Inc. Shareholders’ Equity	2,829,757	3,193,144

Noncontrolling Interests	56,290	102,184

Total Equity	2,886,047	3,295,328

TOTAL LIABILITIES AND EQUITY	$3,330,650	$3,569,866

See accompanying notes to the condensed consolidated financial statements

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (Unaudited)

	Three Months Ended March 31
	2011	2010

Revenue	$15,133	$24,828
Cost of goods sold	7,687	12,131
Gross profit	7,446	12,697

Research and development costs	51,113	88,336
Selling and distribution expenses	16,200	22,146
General and administrative expenses	302,011	1,826,444

Loss from operations	(361,878)	(1,924,229)

Other income (expense):
Interest expense	(803)	(860)
Unrealized gain on trading securities	-	6,741
Change of fair value of derivative liability	(54,391)	-
Dividend income	-	3,559

Loss from continuing operations	(417,072)	(1,914,789)

Loss from discontinued operations	-	(28,569)

Net Loss	(417,072)	(1,943,358)

Loss from continuing operations attributable to noncontrolling interests	45,894	26,302

Loss from discontinued operations attributable to noncontrolling interests	-	13,223

Net loss attributable to Bio-Bridge Science, Inc.	(371,178)	(1,903,833)

Preferred stock dividends	-	21,200

Net loss attributable to common shareholders	$(371,178)	$(1,925,033)

Net loss per share, attributable to common shareholders, basic and diluted	$(0.01)	$(0.05)

Weighted average shares outstanding, basic and diluted	45,070,245	38,183,573

See accompanying notes to the condensed consolidated financial statements

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For The Three Months Ended March 31, 2011
(Unaudited)

	Common Stock		Additional Paid-in	Subscription	Stock To	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Receivable	Be Issued	Income	Deficit	Interest	Total
BALANCE December 31, 2010	45,070,245	$45,070	$18,987,707	$(210,325)	$520,600	$426,626	$(16,576,534)	$102,184	$3,295,328

Fair value of vested options	-	-	19,064	-	-	-	-	-	19,064

Currency translation loss	-	-	-	-	-	(11,273)	-	-	(11,273)

Net Loss	-	-	-	-	-	-	(371,178)	(45,894)	(417,072)

BALANCE March 31, 2011 (Unaudited)	45,070,245	$45,070	$19,006,771	$(210,325)	$520,600	$415,353	$(16,947,712)	$56,290	$2,886,047

See accompanying notes to the condensed consolidated financial statements

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(417,072)	$(1,943,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	-	28,569
Depreciation	73,909	84,242
Amortization of land use right	4,963	5,484
Fair value of vested options	19,064	46,822
Fair value of warrants issued to directors	-	1,521,805
Unrealized gain on trading securities	-	(6,741)
Change in fair value of derivative liability	54,392	-
Change in operating assets and liabilities:
Accounts receivable	1,651	(11,451)
Inventories	7,510	(59,929)
Prepaid expense and other assets	(1,383)	(50,433)
Accounts payable	41,509	81,386
Accrued expenses and other payables	72,710	(257,303)
Payable to contractors	-	(42,471)
Net cash used in operating activities-continuing operations	(142,747)	(603,378)
Net cash used in operating activities-discontinued operations	-	(95,611)
Net cash used in operating activities	(142,747)	(698,989)

CASH FLOWS FROM INVESTING ACTIVITIES
Receivable from sale of subsidiary	39,231	-
Purchase of property and equipment	-	(33,684)
Net cash used in investing activities-continuing operations	39,231	(33,684)
Net cash used in investing activities-discontinued operations	-	(4,395)
Net cash used in investing activities	39,231	(38,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to director	1,454	4,176
Net cash provided by financing activities - continuing operations	1,454	4,176

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(102,062)	(732,892)

Effect of exchange rate changes on cash	(20,255)	1,586
Cash and cash equivalents, beginning of period	245,869	1,481,851

CASH AND CASH EQUIVALENTS, END OF PERIOD	$123,552	$750,545

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of derivative recorded as contribution to capital	$-	$176,032
Accrual of preferred stock dividend payable in common stock	$-	$21,200
Payment of preferred stock dividend in shares of common stock	$-	$95,400

See accompanying notes to the condensed consolidated financial statements

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Bio Bridge Science Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

The condensed consolidated balance sheet information as of December 31, 2010 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2011. These interim financial statements should be read in conjunction with that report.

NOTE 2 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Bio-Bridge Science, Inc (the “Company”) was incorporated in the State of Delaware on October 26, 2004.  The Company's fiscal year end is December 31.  On December 1, 2004, the Company acquired all of the outstanding shares of Bio-Bridge Science Corporation (“BBS”), a Cayman Islands corporation, in exchange for 29,971,590 shares of its common stock, and as a result, BBS became a wholly owned subsidiary of Bio-Bridge Science, Inc. The acquisition was accounted for as a reverse merger (recapitalization) with BBS deemed to be the accounting acquirer, and the Company the legal acquirer.

BBS was incorporated in the Cayman Islands on February 11, 2002.  At the time of the exchange, BBS held a 100% interest in Bio-Bridge Science (Beijing) Corp. (“Bio-Bridge Beijing”), a wholly foreign-funded enterprise of the People's Republic of China (“PRC”) which was established on May 20, 2002. Bio Bridge Beijing is currently engaged in the development and commercialization of several vaccine candidates in the PRC, such as HIV-PV vaccine I, cervical cancer vaccine, and colon cancer vaccine.

In June of 2009, the Company entered into an equity joint venture contract to purchase 51 percent of Bio-Bridge JRS Biosciences (Beijing) Co., Ltd. (“Bio-Bridge JRS”).

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $417,072 and used cash in operations of $114,796 for the three months ended March 31, 2011, and had an accumulated deficit of $16,947,712 as of March 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon the Company’s ability to raise additional funds to implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 - SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bio-Bridge Science Inc. and our wholly owned subsidiaries, Bio-Bridge Science Corp., Bio-Bridge Beijing, Bio-Bridge Science Holding Co., Bio-Bridge Science (HK), Co. and our 51% owned subsidiary Bio-Bridge JRS. Intercompany accounts and transactions have been eliminated in consolidation.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.  Management’s assumptions about cash flows and discount rates require significant judgment.  Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. For the three months ended March 31, 2011, there was no impairment of long-lived assets recorded.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Fair value of options and warrants	$-	$-	$224,943	$224,943
	$-	$-	$224,943	$224,943

	December 31, 2010:
	Level 1	Level 2	Level 3	Total
Fair value of options and warrants	$-	$-	$170,551	$170,551
	$-	$-	$170,551	$170,551

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

	2011	2010
US$ to RMB exchange rate on January 1	6.5895	6.8273

US$ to RMB exchange rate on March 31	6.5483	6.8258

Average US$ to RMB exchange rate for the three months ended March 31	6.5790	6.8272

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

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s current components of comprehensive income consist of foreign currency translation adjustments:

	Three months ended March 31
	2011	2010
Net loss attributable to Bio-Bridge Science, Inc.	$(371,178)	$(1,888,487)
Foreign currency translation gain	11,273	1,257
Comprehensive loss	$(359,905)	$(1,887,230)

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to Bio-Bridge Science, Inc.’s common shareholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share calculation gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method.  Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants.  As of March 31, 2011, common stock equivalents were composed of options convertible into 3,082,000 shares of the Company's common stock and warrants convertible into 9,414,942 shares of the Company's common stock.  For the three months ended March 31, 2011 and 2010, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured trade accounts receivable.

Cash denominated in Renminbi (“RMB”) with a US dollar equivalent of $98,636 and $186,978 at March 31, 2011 and December 31, 2010, respectively, was held in accounts at financial institutions located in the PRC.  In addition, the Company maintains funds in bank accounts in the US which at times may exceed the federally insured balance of $250,000. The Company and its subsidiaries have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

For the three months ended March 31, 2011, two customers accounted for 31% of total sales (24%, and 7%, respectively).  At March 31, 2011, two customers accounted for 96% of accounts receivable (74%, and 22%, respectively).

Recent Accounting Pronouncements

Recently issued accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") have either been implemented or are not significant to the Company.

NOTE 4 - DISCONTINUED OPERATIONS

On July 31, 2008, the Company acquired 51 percent of the outstanding capital interest of Bio-Bridge Xinheng Baide Biotechnology Co., Ltd. (“Bio-Bridge XBB”). On December 11, 2010, we completed the sale of the 51 percent interest in Bio-Bridge XBB. The following table summarizes certain selected components of discontinued operations for the disposed Bio-Bridge XBB for the 3 months ended March 31, 2010:
3 Months Ended March 31, 2010
Revenue	$35,429

Loss from discontinued operations	(28,569)
Loss attributable to noncontrolling interests	13,223
Loss from discontinued operations applicable to Bio-Bridge Science, Inc.	$(15,346)

Loss per share from discontinued operations – Basic and Diluted	$(0.00)

During the quarter ended March 31, 2011, we received payment of $39,231 receivable from the sale of Bio-Bridge XBB.

NOTE 5 - INVENTORIES

Inventories consist of the following at:

	March 31, 2011	December 31, 2010
	(Unaudited)
Raw materials	$18,384	$18,207
Finished goods	84,388	92,075
(Inventory reserve)	(47,000)	(47,000)
Inventories, net	$55,772	$63,282

NOTE 6 - STOCK OPTION AND WARRANTS

At March 31, 2011, stock options outstanding were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2010	3,082,000	$0.37

Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at March 31, 2011 (unaudited)	3,082,000	$0.37

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2011:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Shares	Weighted Average Exercise Price
$0.001 to $0.55	3,082,000	$0.37	5.79	2,978,000	$0.37

Information relating to stock options at March 31, 2011 summarized by exercise price is as follows:

Exercise price	Number of Shares Outstanding	Remaining life (years)	Number of Shares Exercisable	Weighted average exercise price
$0.001	400,000	5.08	400,000	$0.00
$0.001	20,000	1.50	20,000	$0.00
$0.001	3,000	8.55	3,000	$0.00
$0.001	400,000	9.75	400,000	$0.00
$0.47	390,000	8.55	352,500	$0.06
$0.50	897,000	5.00	897,000	$0.14
$0.52	240,000	8.55	190,000	$0.04
$0.55	600,000	5.08	600,000	$0.11
$0.50	132,000	9.00	115,500	$0.02
$0.001 to 0.55	3,082,000	1.50 to 9.00	2,978,000	$0.37

The aggregate intrinsic value of 3,082,000 options outstanding and 2,978,000 options exercisable as of March 31, 2011 were $1,127,257 and $1,102,172, respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company’s common shares for the options that were in-the-money as of March 31, 2011.

At March 31, 2011, warrants outstanding were as follows:

	Number of Shares Under Warrants	Weighted Average Exercise Price
Warrants outstanding at December 31, 2010	9,414,942	$0.94
Warrants granted	-	$-
Warrants expired	-	$-
Warrants outstanding and exercisable at March 31, 2011	9,414,942	$0.94

The following table summarizes information about warrants outstanding and exercisable at March 31, 2011:

Warrants Outstanding and Exercisable
Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price
183,333	$0.75	June 4, 2011	$0.01
183,333	$1.20	June 4, 2013	$0.02
1,724,138	$0.725	July 2, 2012	$0.13
1,724,138	$1.10	July 2, 2013	$0.20
1,000,000	$0.725	July 9, 2012	$0.08
1,000,000	$1.10	July 9, 2013	$0.12
3,000,000	$1.00	January 20, 2015	$0.32
300,000	$0.725	December 15, 2014	$0.02
300,000	$1.00	December 15, 2015	$0.04
9,414,942	$0.75 to 1.20		$0.94

The aggregate intrinsic value of 9,414,942 warrants outstanding and exercisable as of March 31, 2011 was $45,362, based on the trading price as of the period then ended.

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

At March 31, 2011, the Company had 3,082,000 options and 9,414,942 warrants outstanding.  The Company determined that, among the outstanding options and warrants, 2,962,000 of the options and 9,088,276 of the warrants were issued pursuant to share-based payments and therefore were not subject to the liability accounting.

At March 31, 2011 and December 31, 2010, the derivative liabilities were valued using the Black-Scholes-Merton valuation technique with the following assumptions:

	March 31, 2011 (unaudited)	December 31, 2010
Risk-free interest rate	0.26%	0.27%
Expected volatility	195.4%	202.3%
Expected life (in years)	0.2 to 2.2 years	0.4 to 2.4 years
Expected dividend yield	0.00%	0.00%

Fair Value:
Options and warrants	$224,943	$170,551

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

For the three months ended March 31, 2011, $54,392 was recorded as loss on change in fair value of derivative liability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Some of the statements made by us in this Quarterly Report on Form 10-Q are forward-looking in nature, including but not limited to, statements relating to our future revenue and expenses, product development, future market acceptance, levels of research and development, our management's plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words “intend”, “believe”, “will”, “may”, “could”, “expect”, “anticipate”, “plan”, “possible”, and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors, many of which are discussed throughout this Quarterly Report and in our SEC filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, unless required by law. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

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

As used in this Quarter Report on Form 10-Q, unless the context requires otherwise, we refer to Bio-Bridge Science, Inc. and subsidiaries, including Bio-Bridge Science Corporation, a Cayman Islands corporation; Bio-Bridge Science (Beijing) Co. Ltd. (“Bio-Bridge Beijing”), a People's Republic of China (“PRC”) company; Bio-Bridge Science Holding Co. Ltd. (“Bio-Bridge Holding”), a Cayman Islands corporation; Bio-Bridge Science (HK) Co. Ltd. (“Bio-Bridge HK”), a Hong Kong company; and Bio-Bridge JRS Biosciences (Beijing) Co. Ltd. (“Bio-Bridge JRS”), a 51% owned PRC company, as “we,” “us,” “our,” “Bio-Bridge” and the “Company”.

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

We also plan to conduct the pre-clinical trials for colon cancer vaccine and HPV vaccine. We estimate that we will begin the pre-clinical trial of colon cancer vaccine and that of HPV vaccine when funding is available. We expect to enter clinical trials of colon cancer vaccine and HPV vaccine pending satisfactory results of the pre-clinical trials and the availability of funds. The clinical trial for therapeutic vaccine is expected to last three years. Since we use the same technology platform, we expect to use the same GMP facility in Beijing, China, to produce the HIV vaccine and colon cancer vaccine for pre-clinical and clinical trials. To date, we have not commenced clinical testing of the colon cancer or HPV vaccines, nor have they been approved by China's State Food and Drug Administration (“SFDA”) or any other regulatory agency.

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

After SFDA approval to conduct clinical trials, we expect that the therapeutic vaccine may be brought to market in three to five years and the preventive vaccine may be brought to market in five to seven years, if we are successful in raising funds to complete development of the vaccines. As of March 31, 2011, our cash and cash equivalents was $123,552. Although we have raised capital in private placements, we will still need to raise additional funds through the public or private sales of our securities, loans, or a combination of the foregoing to meet our planned operations. We cannot guarantee that financing will be available to us, on acceptable terms or at all. We also may borrow from local banks in China given that our land use right and laboratory facility could be used as collateral for borrowing. If we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to develop our planned projects as scheduled and may be forced to scale back.

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

Results of Operation

Three Months Ended March 31, 2011

For the three months ended March 31, 2011 and 2010, total sales, consisting solely of the sales of Xinhua surgical instruments, were $15,133 and $24,828, and the cost of goods sold were $7,687 and $12,131, respectively.

For the three months ended March 31, 2011 and 2010, research and development expenses were $51,113 and $88,336, respectively. The decrease of $37,223 is due to the reduction in our research activities.

For the three months ended March 31, 2011 and 2010, general and administrative expenses were $302,011 and $1,826,445, respectively. The difference primarily resulted from the compensation cost of $1,521,805 for issuing common stock warrants during the three months ended March 31, 2010.

For the three months ended March 31, 2011 and 2010, selling and distribution expenses, related solely to the sales of Xinhua surgical instruments, were $16,200 and $22,146, respectively.

For the three months ended March 31, 2011 and 2010, interest expenses, related solely to the fluctuations in the exchange rate of US Dollar to Chinese RMB for our subsidiaries in China, were $803 and $860, respectively.

Net loss for the three months ended March 31, 2011 and 2010 were $417,072 and $1,914,789, respectively. The difference of $1,497,717 primarily resulted from the compensation cost of $1,521,805 for issuing common stock warrants during the three months ended March 31, 2010.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalent balances, which was $123,552 at March 31, 2011.

Net cash used in operating activities for the three months ended March 31, 2011 and 2010 were was $114,769 and $603,378 respectively. The difference resulted primarily from the change in operating assets and liabilities.

Net cash provided by investing activities for the three months ended March 31, 2011 was $39,231 and net cash used in investment activities for the three months ended March 31, 2010 was $33,684.

Net cash provided by financing activities for the three months ended March 31, 2011 and 2010 were was $1,454 and $4,176 respectively.

To date, our operations have been funded through issuances of our common stock and preferred stock whereby we raised an aggregate $8,665,888 from inception through March 31, 2011.

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

Impairment of Long-Lived Assets

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") have either been implemented or are not significant to the Company.

Commitments

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, we have obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of March 31, 2011, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-K we filed with the SEC on April 15, 2011.

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

Date: May 23, 2011

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