Form 10-Q
period 2011-06-30
BIO BRIDGE SCIENCE INC
filed 2011-08-15
CIK 1309304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

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

45,070,245 Shares of Common Stock, Par Value $0.001 Per Share, Outstanding as of June 30, 2011.

BIO-BRIDGE SCIENCE, INC.
FORM 10-Q
For the Three and Six Months Ended June 30, 2011 And 2010

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$65,082	$245,869
Accounts receivable, net	7,641	4,165
Receivable from sale of subsidiary	-	39,231
Inventories, net	69,977	63,282
Prepaid expenses and other current assets	44,988	44,850
Total Current Assets	187,688	397,397

Property and equipment, net	2,690,214	2,824,849
Land use right, net	344,134	347,620

TOTAL ASSETS	$3,222,036	$3,569,866

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$74,798	$16,120
Notes payable	61,538	-
Line of credit	74,700	-
Accrued expenses and other payables	126,188	64,110
Due to director	56,929	23,757
Derivative liabilities	168,087	170,551
Total Current Liabilities	562,240	274,538

Commitments and contingencies

Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,070,245 shares issued and outstanding	45,070	45,070
Additional paid-in capital	19,078,722	18,987,707
Subscription receivable	(210,748)	(210,325)
Stock to be issued, 1,323,000 and 900,000 shares, respectively	521,023	520,600
Accumulated other comprehensive income	442,377	426,626
Accumulated deficit	(17,218,388)	(16,576,534)
Total Bio-Bridge Science, Inc. Shareholders’ Equity	2,658,056	3,193,144

Noncontrolling Interests	1,740	102,184

Total Equity	2,659,796	3,295,328

TOTAL LIABILITIES AND EQUITY	$3,222,036	$3,569,866

See accompanying notes to the condensed consolidated financial statements

  BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Revenue	$21,207	$24,077	$36,340	$48,906
Cost of goods sold	12,271	11,955	19,958	24,086
Gross profit	8,936	12,122	16,382	24,820

Research and development costs	41,534	43,423	92,487	131,989
Selling and distribution expenses	15,479	18,268	31,679	40,415
General and administrative expenses	282,260	427,506	583,272	2,254,356

Loss from operations	(330,337)	(477,075)	(691,056)	(2,401,940)

Other income (expense):
Interest expense	-	(2,109)	(821)	(2,971)
Gain on sale trading securities	-	1,890	-	8,631
Change of fair value of derivative liability	3,970	4,890	(50,421)	4,913
Dividend income	-	1,181	-	4,718

Loss from continuing operations	(326,367)	(471,223)	(742,298)	(2,386,649)

Loss from discontinued operations	-	(31,920)	-	(73,041)

Net Loss	(326,367)	(503,143)	(742,298)	(2,459,690)

Loss from continuing operations attributable to noncontrolling interests	54,550	40,884	100,444	67,186

Loss from discontinued operations attributable to noncontrolling interests	-	21,338	-	34,561

Net loss attributable to Bio-Bridge Science, Inc.	(271,817)	(440,921)	(641,854)	(2,357,943)

Preferred stock dividends	-	-	-	(21,200)

Net loss attributable to common shareholders	$(271,817)	$(440,921)	$(641,854)	$(2,379,143)

Net loss per share, attributable to common shareholders, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.05)

Weighted average shares outstanding, basic and diluted	45,070,245	45,070,245	45,070,245	44,333,203

See accompanying notes to the condensed consolidated financial statements

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For The Six Months Ended June 30, 2011
(Unaudited)

	Common Stock		Additional Paid-in	Subscription	Stock To	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Receivable	Be Issued	Income	Deficit	Interest	Total
BALANCE December 31, 2010	45,070,245	$45,070	$18,987,707	$(210,325)	$520,600	$426,626	$(16,576,534)	$102,184	$3,295,328

Fair value of vested options	-	-	38,129	-	-	-	-	-	38,129

Extinguishment of derivative recorded as contribution to capital	-	-	52,886	-	-	-	-	-	52,886

Exercise of 423,000 options at $0.001 per share	-	-	-	(423)	423	-	-	-	-

Currency translation	-	-	-	-	-	15,751	-	-	15,751

Net Loss	-	-	-	-	-	-	(641,854)	(100,444)	(742,298)

BALANCE June 30, 2011 (Unaudited)	45,070,245	$45,070	$19,078,722	$(210,748)	$521,023	$442,377	$(17,218,388)	$1,740	$2,659,796

See accompanying notes to the condensed consolidated financial statements

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(742,298)	$(2,459,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	-	73,041
Depreciation	211,660	170,163
Amortization of land use right	3,487	10,427
Fair value of vested options	38,129	93,644
Fair value of warrants issued to directors	-	1,521,805
Gain on sale of trading securities	-	(8,631)
Change in fair value of derivative liability	50,421	(4,913)
Change in operating assets and liabilities:
Accounts receivable	(3,476)	(15,346)
Inventories	(6,695)	(59,758)
Prepaid expense and other assets	(138)	30,742
Accounts payable	58,678	63,095
Accrued expenses and other payables	62,078	1,754
Payable to contractors	-	(42,471)
Net cash used in operating activities-continuing operations	(328,154)	(626,138)
Net cash used in operating activities-discontinued operations	-	(112,275)
Net cash used in operating activities	(328,154)	(738,413)

CASH FLOWS FROM INVESTING ACTIVITIES
Receivable from sale of subsidiary	39,231	-
Purchase of property and equipment	(5,692)	(157,070)
Payable for leasehold and equipment purchases	-	(273,558)
Proceeds from sale of trading securities	-	170,675
Net cash used in investing activities-continuing operations	33,539	(259,953)
Net cash used in investing activities-discontinued operations	-	(4,418)
Net cash provided by (used in) investing activities	33,539	(264,371)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable	61,538	-
Line of credit	74,700	-
Advances from director	-	300,000
Due to director	33,172	5,840
Net cash provided by financing activities	169,410	305,840

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(125,205)	(696,944)

Effect of exchange rate changes on cash	(55,582)	30,377
Cash and cash equivalents, beginning of period	245,869	1,481,851

CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,082	$815,284

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of shares of preferred stock into shares of common stock	$-	$4,000
Extinguishment of derivative recorded as contribution to capital	$52,886	$176,032
Accrual of preferred stock dividend payable in common stock	$-	$21,200
Payment of preferred stock dividend in shares of common stock	$-	$95,400

See accompanying notes to the condensed consolidated financial statements

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

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

BBS was incorporated in the Cayman Islands on February 11, 2002.  At the time of the exchange, BBS held a 100% interest in Bio-Bridge Science (Beijing) Corp. (“Bio-Bridge Beijing”), a wholly foreign-funded enterprise of the People's Republic of China (“PRC”), which was established on May 20, 2002. Bio-Bridge Beijing is currently engaged in the development and commercialization of several vaccine candidates in the PRC, including an HIV-PV vaccine I, a cervical cancer vaccine, and a colon cancer vaccine.

In June of 2009, the Company entered into an equity joint venture contract to purchase 51 percent of Bio-Bridge JRS Biosciences (Beijing) Co., Ltd. (“Bio-Bridge JRS”).

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $742,298 and used cash in operations of $328,154 for the six months ended June 30, 2011, and had an accumulated deficit of $17,218,388 as of June 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon the Company’s ability to raise additional funds to implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We are maintaining minimum operating activities at BBS Beijing due to low liquidity. During the three months ended June 30, 2011, the Company has drawn down on its business line of credit, the balance of which is $74,700 at June 30, 2011. BBS Beijing obtained short term loans to sustain its operations. We will need to obtain additional financing to fund our cash needs and continue our operations. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to continue operations is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations.

NOTE 3 – SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bio-Bridge Science Inc. and our wholly owned subsidiaries, Bio-Bridge Science Corp., Bio-Bridge Beijing, Bio-Bridge Science Holding Co., Bio-Bridge Science (HK), Co. and our 51% owned subsidiary Bio-Bridge JRS. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available and the best judgment at the time the estimates are made, however actual results could differ materially from those estimates. These estimates and assumptions include estimates for allowance for doubtful accounts, inventory valuation, impairment considerations, and assumptions used in the valuation of derivative liabilities.

Impairment of Long-Lived Assets

Authoritative guidance issued by the FASB establishes guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized, and how impairment losses should be measured.

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.  Management’s assumptions about cash flows and discount rates require significant judgment.  Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. For the six months ended June 30, 2011, there was no impairment of long-lived assets recorded.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of:
June 30, 2011

	Level 1	Level 2	Level 3	Total
Fair value of options and warrants	$-	$-	$168,087	$168,087
	$-	$-	$168,087	$168,087

December 31, 2010:
	Level 1	Level 2	Level 3	Total
Fair value of options and warrants	$-	$-	$170,551	$170,551
	$-	$-	$170,551	$170,551

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

	2011	2010
US$ to RMB exchange rate on January 1,	6.6227	6.8282

US$ to RMB exchange rate on June 30,	6.5000	6.7909

Average US$ to RMB exchange rate for the six months ended June 30,	6.5614	6.8251

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

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s current components of comprehensive income consist of foreign currency translation adjustments:

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Net loss attributable to Bio-Bridge Science, Inc.	$(271,817)	$(440,921)	$(641,854)	$(2,357,943)
Foreign currency translation gain	27,024	28,791	15,751	30,377
Comprehensive loss	$(244,793)	$(412,130)	$(626,103)	$(2,327,566)

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to Bio-Bridge Science, Inc.’s common shareholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share calculation gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method.  Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants.  As of June 30, 2011, common stock equivalents were composed of options convertible into 2,659,000 shares of the Company's common stock and warrants convertible into 9,251,609 shares of the Company's common stock. For the three and six months ended June 30, 2011 and 2010, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured trade accounts receivable.

Cash denominated in Renminbi (“RMB”) with a US dollar equivalent of $50,274 and $186,978 at June 30, 2011 and December 31, 2010, respectively, was held in accounts at financial institutions located in the PRC.  In addition, the Company maintains funds in bank accounts in the US which at times may exceed the federally insured balance of $250,000. The Company and its subsidiaries have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

For the three months ended June 30, 2011, three customers accounted for 59% of total sales (31%, 16%, and 12%, respectively). For the six months ended June 30, 2011, three customers accounted for 47% of total sales (28%, 12%, and 7%, respectively). At June 30, 2011, three customers accounted for 99% of accounts receivable (42%, 35%, and 22%, respectively).

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. It will have no affect on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4 – DISCONTINUED OPERATIONS

On July 31, 2008, the Company acquired 51 percent of the outstanding capital interest of Bio-Bridge Xinheng Baide Biotechnology Co., Ltd. (“Bio-Bridge XBB”). On December 11, 2010, we completed the sale of the 51 percent interest in Bio-Bridge XBB. The following table summarizes certain selected components of discontinued operations for the disposed Bio-Bridge XBB for the three and six months ended June 30, 2010:
	3 Months Ended June 30, 2010	6 Months Ended June 30, 2010
Revenue	$122,429	$157,965

Loss from discontinued operations	(31,920)	(73,041)
Loss attributable to noncontrolling interests	21,338	34,561
Loss from discontinued operations applicable to Bio-Bridge Science, Inc.	$(10,582)	$(38,480)

Loss per share from discontinued operations – Basic and Diluted	$(0.00)	$(0.00)

During the three months ended March 31, 2011, we received payment of $39,231 receivable from the sale of Bio-Bridge XBB.

NOTE 5 – INVENTORIES

Inventories consist of the following at:

	June 30, 2011	December 31, 2010
	(Unaudited)
Raw materials	$25,313	$18,207
Finished goods	91,664	92,075
Inventory reserve	(47,000)	(47,000)
Inventories, net	$69,977	$63,282

NOTE 6 – LINE OF CREDIT

The Company has a line of credit with JP Morgan Chase Bank, N.A.  At June 30, 2011 and December 31, 2010, the balances outstanding under the line of credit were $74,700 and $0, respectively. The maximum borrowing amount available under the line of credit is $100,000, bears interest at 4% plus prime, matures February 11, 2012, and is collateralized by the Company’s bank accounts held at JP Morgan Chase Bank, N.A., (totaling $5,143 at June 30, 2011).

NOTE 7 – NOTES PAYABLE

During the three months ended June 30, 2011, BBS Beijing signed two short-term loan agreements with two outside individuals, whereby BBS Beijing borrowed total 400,000 RMB that is only allowed as working capital in its normal operations. Both agreements have duration of six months and 10% annual interest (5% for six months).

NOTE 8 – STOCK OPTION AND WARRANTS

At June 30, 2011, stock options outstanding were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2010	3,082,000	$0.37

Granted	-	$-
Exercised	(423,000)	$0.001
Forfeited	-	$-

Outstanding at June 30, 2011 (unaudited)	2,659,000	$0.43

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2011:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Shares	Weighted Average Exercise Price
$0.001 to $0.55	2,659,000	$0.43	5.54	2,598,750	$0.43

Information relating to stock options at June 30, 2011 summarized by exercise price is as follows:

Exercise price	Number of Shares Outstanding	Remaining life (years)	Number of Shares Exercisable	Weighted average exercise price
$0.001	400,000	4.83	400,000	$0.00
$0.47	390,000	8.30	371,250	$0.07
$0.50	897,000	4.75	897,000	$0.17
$0.52	240,000	8.30	190,000	$0.04
$0.55	600,000	4.83	600,000	$0.13
$0.50	132,000	8.75	115,500	$0.02
$0.001to0.55	2,659,000	4.83 to 8.75	2,598,750	$0.43

The aggregate intrinsic value of 2,659,000 options outstanding and 2,598,750 options exercisable as of June 30, 2011 were $814,660 and $800,138, respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company’s common shares for the options that were in-the-money as of June 30, 2011.

At June 30, 2011, warrants outstanding were as follows:

	Number of Shares Under Warrants	Weighted Average Exercise Price
Warrants outstanding at December 31, 2010	9,414,942	$0.94
Warrants granted	-	$-
Warrants expired	(163,333)	$0.75
Warrants outstanding and exercisable at June 30, 2011	9,251,609	$0.94

The following table summarizes information about warrants outstanding and exercisable at June 30, 2011:

Warrants Outstanding and Exercisable
Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price
20,000	$0.75	June 4, 2012	$0.00
183,333	$1.20	June 4, 2013	$0.02
1,724,138	$0.725	July 2, 2012	$0.14
1,724,138	$1.10	July 2, 2013	$0.20
1,000,000	$0.725	July 9, 2012	$0.08
1,000,000	$1.10	July 9, 2013	$0.12
3,000,000	$1.00	January 20, 2015	$0.32
300,000	$0.725	December 15, 2014	$0.02
300,000	$1.00	December 15, 2015	$0.04
9,251,609	$0.75 to 1.20		$0.94

The aggregate intrinsic value of 9,251,609 warrants outstanding and exercisable as of June 30, 2011 was $75,603, based on the trading price as of the period then ended.

NOTE 9 – DERIVATIVE LIABILITY

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

At June 30, 2011, the Company had 2,659,000 options and 9,251,609 warrants outstanding.  The Company determined that, among the outstanding options and warrants, 100,000 of the options and 163,333 of the warrants were subject to the liability accounting.

At June 30, 2011 and December 31, 2010, the derivative liabilities were valued using the Black-Scholes-Merton valuation technique with the following assumptions:

	June 30, 2011 (unaudited)	December 31, 2010
Risk-free interest rate	0.19%	0.27%
Expected volatility	188.2%	202.3%
Expected life (in years)	0.75 to 1.93	0.4 to 2.4 years
Expected dividend yield	0.00%	0.00%

Fair Value:
Options and warrants	$168,087	$170,551

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

During the three months ended June 30, 2011, 163,333 warrants to purchase the Company’s common stock at $0.75 per share expired; the warrants were previously classified as derivative liabilities and valued at $38,106 at March 31, 2011; the expiration of the warrants was recorded as contribution to capital.  During the three months ended June 30, 2011, an option to purchase 20,000 shares of the Company’s common stock at $0.001 per share was exercised; the option was previously classified as derivative liabilities and valued at $14,708 at March 31, 2011; the exercise of the option was also recorded as a contribution to capital.

For the three and six months ended June 30, 2011, $3,970 gain and $50,421 loss, respectively, were recorded on change in fair value of derivative liability.

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

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, we refer to Bio-Bridge Science, Inc. and subsidiaries, including Bio-Bridge Science Corporation, a Cayman Islands corporation; Bio-Bridge Science (Beijing) Co. Ltd. (“Bio-Bridge Beijing”), a People's Republic of China (“PRC”) company; Bio-Bridge Science Holding Co. Ltd. (“Bio-Bridge Holding”), a Cayman Islands corporation; Bio-Bridge Science (HK) Co. Ltd. (“Bio-Bridge HK”), a Hong Kong company; and Bio-Bridge JRS Biosciences (Beijing) Co. Ltd. (“Bio-Bridge JRS”), a 51% owned PRC company, as “we,” “us,” “our,” “Bio-Bridge” and the “Company”.

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

We also plan to conduct the pre-clinical trials for colon cancer vaccine and HPV vaccine. We estimate that we will begin the pre-clinical trial of colon cancer vaccine and HPV vaccine when funding is available. We expect to enter clinical trials of colon cancer vaccine and HPV vaccine pending satisfactory results of the pre-clinical trials and the availability of funds. The clinical trial for therapeutic vaccine is expected to last three years. Since we use the same technology platform, we expect to use the same facility in Beijing, China, to produce the HIV vaccine and colon cancer vaccine for pre-clinical and clinical trials. In March 2011, China's State Food and Drug Administration’s (“SFDA”) new Good Manufacturing Practices (“GMP”) regulation took effect. Our facility in Beijing, which was built to meet the previous GMP regulations, will have to be modified to comply with the new GMP regulations. According to the SFDA our facility must meet the new requirements before December 31, 2013 in order to qualify for production. We plan to begin work on our facility to comply with the new regulations as soon as funding is available. To date, we have not commenced clinical testing of the HIV, colon cancer or HPV vaccines, nor have they been approved by SFDA or any other regulatory agency.

After we produce sufficient HIV-PV Vaccine I samples in our facility we plan to submit an application with the Beijing branch of the SFDA for approval to conduct clinical trails. Upon receipt of approval from the Beijing branch of the SFDA we plan to enter and conduct Phase I, II and III human clinical trials.

To date we have funded our operations principally from funds we raised in private offerings. During the three months ended June 30, 2011, we have drawn down on a line of credit and obtained short term loans. We will need to raise additional capital through an offering of our securities or from loans to continue research and development of our various vaccine product candidates in China, as well as conducting joint venture activities in China. We estimate that our capital requirements for the next two years will be as follows:

•	approximately $1.2 million for preparatory work and Phase I clinical study of HIV-PV Vaccine I;

•	approximately $ 1 million for working capital and general corporate needs; and

•	approximately $1.5 million for production of colon cancer vaccine and HPV vaccine and their pre-clinical trials

After SFDA approval to conduct clinical trials, we expect that the therapeutic vaccine may be brought to market in three to five years and the preventive vaccine may be brought to market in five to seven years, if we are successful in raising funds to complete development of the vaccines.

As of June 30, 2011, our cash and cash equivalents was $65,082. Although we have raised capital in private placements and short term loans, we will still need to raise additional funds through the public or private sales of our securities, loans, or a combination of the foregoing to meet our planned operations. We cannot guarantee that financing will be available to us, on acceptable terms or at all. We also may borrow from local banks in China given that our land use right and laboratory facility could be used as collateral for borrowing. If we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to develop our planned projects as scheduled and may be forced to scale back.

Joint Venture Complementary to the Company

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

The Bio-Bridge JRS plant continues to produce sample quantities of cell culture medium, and introduce same to targeted clients. Ramp up to full-scale production has been delayed by the installation of a large homogenizing blender, which will increase single-batch fulfillment capability to 150,000 liters. The plant has also begun to implement stringent process control measures to enable Bio-Bridge JRS to apply for GMP certification at the facility. Delays have been experienced as various processes, machines, and materials have been modified and improved to enhance process control to the relevant standard. Further cell culture testing has been done at each stage in a US-based laboratory, and improved results recorded and analyzed.

Full-scale production is scheduled to begin during the final quarter of 2011. Although still in pre-production, Bio-Bridge JRS has provided several vaccine producing organizations with competitive quotes, with fulfillment awaiting commissioning of the plant on the above schedule.

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

Results of Operation

For the Three Months Ended June 30, 2011 and 2010

Total sales, consisting solely of the sales of Xinhua surgical instruments, were $21,207 and $24,077; cost of goods sold were $12,271 and $11,955, respectively.

Research and development expenses were $41,534 and $43,423, respectively.

General and administrative expenses were $282,260 and $427,506, respectively. The decrease was primarily due to our minimum operating activities during the three months ended June 30, 2011.

Selling and distribution expenses, related solely to the sales of Xinhua surgical instruments, were $15,479 and $18,268, respectively.

Net losses were $326,367 and $471,223, respectively. The decrease in net loss was primarily due to the decrease in general and administrative expenses resulted from our minimum operating activities during the three months ended June 30, 2011.

For the Six Months Ended June 30, 2011 and 2010

Total sales, consisting solely of the sales of Xinhua surgical instruments, were $36,340 and $48,906; cost of goods sold were $19,958 and $24,086, respectively.

Research and development expenses were $92,487 and $131,989, respectively. The decrease was due to the reduction in our research activities.

General and administrative expenses were $583,272 and $2,254,356, respectively. The difference primarily resulted from the compensation cost of $1,521,805 for issuing common stock warrants during the three months ended March 31, 2010.

Selling and distribution expenses, related solely to the sales of Xinhua surgical instruments, were $31,679 and $40,415, respectively.

Net losses were $742,298 and $2,386,649, respectively. The decrease was primarily due to the compensation cost of $1,521,805 for issuing common stock warrants during the three months ended March 31, 2010.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalent balances, which was $65,082 at June 30, 2011.

Net cash used in operating activities from continuing operations for the six months ended June 30, 2011 and 2010 were $328,154 and $626,138 respectively. The decrease resulted primarily from our minimum operating activities during the six months ended June 30, 2011 and the change in operating assets and liabilities.

Net cash provided by investing activities from continuing operations for the six months ended June 30, 2011 was $33,539 and net cash used in investment activities for the six months ended June 30, 2010 was $259,953. The difference resulted primarily from leasehold and equipment purchases during the six months ended June 30, 2010.

Net cash provided by financing activities for the six months ended June 30, 2011 and 2010 were $169,410 and $305,840 respectively.

To date, our operations have been funded principally through issuances of our common stock and preferred stock whereby we raised an aggregate $8,665,888 from inception through June 30, 2011.

We maintained minimum operating activities at BBS Beijing during the six months ended June 30, 2011. The Company has drawn down on a business line of credit and BBS Beijing has obtained short term loans to sustain its operation. We will keep minimum operations, likely to be funded by our business line of credit and short term loans, until we secure another round of funding, whether through private offering or bank loans using our facilities as collateral, in order to carry out our development plan. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to continue operations is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available and the best judgment at the time the estimates are made, however actual results could differ materially from those estimates.  These estimates and assumptions include estimates for allowance for doubtful accounts, inventory valuation, impairment considerations, and assumptions used in the valuation of derivative liabilities.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. It will have no affect on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Commitments

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, we have obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of June 30, 2011, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

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

Date: August 15, 2011

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