Form 10-Q/A
period 2011-06-30
BIO BRIDGE SCIENCE INC
filed 2011-08-26
CIK 1309304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Bio-Bridge Science, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011, is solely to furnish Exhibit 101 to the Form 10-Q.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date.

Item 6.	Exhibits

3.1(i)*	Certificate of incorporation of the registrant, as currently in effect

3.1(ii)*	Bylaws of the registrant, as currently in effect

3.1(iii)**	Certificate of Designation of Series A Preferred Stock

31.1***	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32***	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101****
The following materials from the Quarterly Report of Bio-Bridge Science, Inc. on Form 10-Q, filed on August 15, 2011, for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Unaudited Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2011, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

* Previously filed with the Securities and Exchange Commission pursuant to Registration Statement No. 333-121786.

** Previously filed as an exhibit to the Registrant's Form 10-KSB for its year ended December 31, 2006.

*** Previously filed as an exhibit to the original Quarterly Report on Form 10-Q filed August 15, 2011.

**** Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Bridge Science, Inc.

Date: August 26, 2011

/s/ Dr. Liang Qiao
By: Dr. Liang Qiao Chief Executive Officer (Principal Executive Officer)