Form 10-Q
period 2011-09-30
BIO BRIDGE SCIENCE INC
filed 2011-11-21
CIK 1309304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

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

46,133,245 Shares of Common Stock, Par Value $0.001 Per Share, Outstanding as of September 30, 2011.

BIO-BRIDGE SCIENCE, INC.
FORM 10-Q
For the Three and Nine Months Ended September 30, 2011 And 2010

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$77,482	$245,869
Accounts receivable, net	4,619	4,165
Receivable from sale of subsidiary	-	39,231
Inventories, net	73,149	63,282
Prepaid expenses and other current assets	58,150	44,850
Total Current Assets	213,400	397,397

Property and equipment, net	2,678,812	2,824,849
Land use right, net	345,597	347,620

TOTAL ASSETS	$3,237,809	$3,569,866

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$83,136	$16,120
Accrued expenses and other payables	120,048	64,110
Notes payable	148,950	-
Line of credit	99,850	-
Due to related party	128,253	-
Due to directors	33,117	23,757
Derivative liabilities	161,102	170,551
Total Current Liabilities	774,456	274,538

Commitments and contingencies

Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 46,133,245 and 45,070,245 shares issued and outstanding, respectively	46,113	45,070
Additional paid-in capital	19,407,767	18,987,707
Subscription receivable	(210,725)	(210,325)
Stock to be issued, 280,000 and 900,000 shares, respectively	210,000	520,600
Accumulated other comprehensive income	498,381	426,626
Accumulated deficit	(17,435,631)	(16,576,534)
Total Bio-Bridge Science, Inc. Shareholders’ Equity	2,515,905	3,193,144

Noncontrolling Interests	(52,552)	102,184

Total Equity	2,463,353	3,295,328

TOTAL LIABILITIES AND EQUITY	$3,237,809	$3,569,866

See accompanying notes to the condensed consolidated financial statements

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Revenue	$18,495	$27,118	$54,835	$76,024
Cost of goods sold	10,627	13,195	30,585	37,280
Gross profit	7,868	13,923	24,250	38.744

Research and development costs	40,337	38,898	132,932	171,764
Selling and distribution expenses	10,742	17,747	42,420	58,162
General and administrative expenses	235,420	274,041	817,492	2,531,109

Loss from operations	(278,631)	(316,763)	(968,594)	(2,722,291)

Other income (expense):
Interest expense	20	(1,885)	(1,802)	(4,873)
Gain on sale trading securities	-	-	-	8,631
Change of fair value of derivative liability	6,985	10,752	(43,437)	15,665
Dividend income	-	-	-	4,718
Impairment of goodwill	-	(243,248)	-	(243,248)

Loss from continuing operations	(271,626)	(551,144)	(1,013,833)	(2,941,398)

Loss from discontinued operations	-	(15,117)	-	(88,611)

Net Loss	(271,626)	(566,261)	(1,013,833)	(3,030,009)

Loss from continuing operations attributable to noncontrolling interests	54,292	36,088	154,736	98,381

Loss from discontinued operations attributable to noncontrolling interests	-	7,017	-	46,471

Net loss attributable to Bio-Bridge Science, Inc.	(217,334)	(523,156)	(859,097)	(2,885,157)

Preferred stock dividends	-	-	-	(21,200)

Net loss attributable to common shareholders	$(217,334)	$(523,156)	$(859,097)	$(2,906,357)

Net loss per share, attributable to common shareholders, basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.07)

Weighted average shares outstanding, basic and diluted	45,906,937	45,070,245	45,350,168	44,582,497

See accompanying notes to the condensed consolidated financial statements

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For The Nine Months Ended September 30, 2011
(Unaudited)

						Accumulated
			Additional			Other		Non
	Common Stock		Paid-in	Subscription	Stock To	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Receivable	Be Issued	Income	Deficit	Interest	Total
BALANCE December 31, 2010	45,070,245	$45,070	$18,987,707	$(210,325)	$520,600	$426,626	$(16,576,534)	$102,184	$3,295,328

Fair value of vested options	-	-	57,194	-	-	-	-	-	57,194

Extinguishment of derivative recorded as contribution to capital	-	-	52,886	-	-	-	-	-	52,886

Exercise of 423,000 options at $0.001 per share	-	-	-	(400)	423	-	-	-	23

Issuance of common shares	1,043,000	1,043	309,980	-	(311,023)	-	-	-	-

Currency translation	-	-	-	-	-	71,755	-	-	71,755

Net Loss	-	-	-	-	-	-	(859,097)	(154,736)	(1,013,833)

BALANCE September 30, 2011 (Unaudited)	46,113,245	$46,113	$19,407,767	$(210,725)	$210,000	$498,381	$(17,435,631)	$(52,552)	$2,463,353

See accompanying notes to the condensed consolidated financial statements

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,013,833)	$(3,030,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	-	88,611
Depreciation	332,695	264,926
Amortization of land use right	15,072	10,158
Fair value of vested options	57,194	126,621
Fair value of warrants issued to directors	-	1,521,805
Gain on sale of trading securities	-	(8,631)
Change in fair value of derivative liability	43,437	(15,666)
Impairment of goodwill	-	243,248
Change in operating assets and liabilities:
Accounts receivable	(454)	(19,442)
Inventories	(9,867)	(59,083)
Prepaid expense and other assets	(13,300)	(10,720)
Accounts payable	67,016	63,862
Accrued expenses and other payables	55,938	1,378
Payable to contractors	-	(42,471)
Net cash used in operating activities-continuing operations	(466,102)	(865,413)
Net cash used in operating activities-discontinued operations	-	(102,638)
Net cash used in operating activities	(466,102)	(968,051)

CASH FLOWS FROM INVESTING ACTIVITIES
Receivable from sale of subsidiary	39,231	-
Purchase of property and equipment	(7,451)	(249,197)
Payable for leasehold and equipment purchases	-	(273,558)
Proceeds from sale of trading securities	-	170,675
Net cash used in investing activities-continuing operations	31,780	(352,080)
Net cash used in investing activities-discontinued operations	-	(5,671)
Net cash provided by (used in) investing activities	31,780	(357,751)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	23	-
Notes payable	148,950	-
Line of credit	99,850	-
Due to related party	128,253
Advances from directors	-	300,000
Due to director	9,360	7,059
Net cash provided by financing activities	386,436	307,059

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(47,886)	(1,018,743)

Effect of exchange rate changes on cash	(120,501)	105,080
Cash and cash equivalents, beginning of period	245,869	1,481,851

CASH AND CASH EQUIVALENTS, END OF PERIOD	$77,482	$568,188

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of shares of preferred stock into shares of common stock	$-	$4,000
Extinguishment of derivative recorded as contribution to capital	$52,886	$176,032
Accrual of preferred stock dividend payable in common stock	$-	$21,200
Payment of preferred stock dividend in shares of common stock	$-	$95,400

See accompanying notes to the condensed consolidated financial statements

BIO-BRIDGE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,013,833 and used cash in operations of $466,102 for the nine months ended September 30, 2011, and had an accumulated deficit of $17,435,631 as of September 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon the Company’s ability to raise additional funds to implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Bio-Bridge Beijing originally planned to engage in the development and commercialization of several vaccine candidates in the PRC, including an HIV-PV vaccine I, a cervical cancer vaccine, and a colon cancer vaccine. We are currently maintaining minimum operating activities at BBS Beijing due to low liquidity.

During the nine months ended September 30, 2011, the Company has drawn down on its business line of credit, the balance of which is $99,850 at September 30, 2011. The maximum borrowing amount available under the line of credit is $100,000. BBS Beijing obtained short term loans to sustain its operations. We will need to obtain additional financing to fund our cash needs and continue our operations. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to continue operations is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.  Management’s assumptions about cash flows and discount rates require significant judgment.  Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. For the nine months ended September 30, 2011, there was no impairment of long-lived assets recorded.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of:
September 30, 2011
	Level 1	Level 2	Level 3	Total
Fair value of options and warrants	$-	$-	$161,102	$161,102
	$-	$-	$161,102	$161,102

December 31, 2010:
	Level 1	Level 2	Level 3	Total
Fair value of options and warrants	$-	$-	$170,551	$170,551
	$-	$-	$170,551	$170,551

The changes in level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

Fair value of options and warrants

Balance at January 1, 2011	$170,551
Gain on extinguishment of derivatives for the nine month period ended September 30, 2011 on conversion and expiration of 183,333 options and warrants	(52,886))
Fair value adjustment for the nine month period ended September 30, 2011	43,437
Balance at September 30, 2011	$161,102

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

	2011	2010
US$ to RMB exchange rate on January 1,	6.6227	6.8282

US$ to RMB exchange rate on September 30,	6.3780	6.7011

Average US$ to RMB exchange rate for the nine months ended September 30,	6.5004	6.8164

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

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s current components of comprehensive income consist of foreign currency translation adjustments:

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Net loss attributable to Bio-Bridge Science, Inc.	$(217,334)	$(523,156)	$(859,097)	$(2,885,157)
Foreign currency translation gain	56,004	74,703	71,755	105,080
Comprehensive loss	$(161,330)	$(448,453)	$(787,342)	$(2,780,077)

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to Bio-Bridge Science, Inc.’s common shareholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share calculation gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method.  Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants.  As of September 30, 2011, common stock equivalents were composed of options convertible into 2,659,000 shares of the Company's common stock and warrants convertible into 9,251,609 shares of the Company's common stock. For the three and nine months ended September 30, 2011 and 2010, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured trade accounts receivable.

Cash denominated in Renminbi (“RMB”) with a US dollar equivalent of $60,467 and $186,978 at September 30, 2011 and December 31, 2010, respectively, was held in accounts at financial institutions located in the PRC.  In addition, the Company maintains funds in bank accounts in the US which at times may exceed the federally insured balance of $250,000. The Company and its subsidiaries have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

For the three months ended September 30, 2011, two customers accounted for 48% of total sales (36% and 12%, respectively). For the nine months ended September 30, 2011, two customers accounted for 43% of total sales (31% and 12%, respectively). At September 30, 2011, two customers accounted for 93% of accounts receivable (47% and 46%, respectively).

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no affect on the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  The Company is currently evaluating the affects adoption of ASU 2011-08 may have on its goodwill impairment testing.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4 – DISCONTINUED OPERATIONS

On July 31, 2008, the Company acquired 51 percent of the outstanding capital interest of Bio-Bridge Xinheng Baide Biotechnology Co., Ltd. (“Bio-Bridge XBB”). On December 11, 2010, we completed the sale of the 51 percent interest in Bio-Bridge XBB. The following table summarizes certain selected components of discontinued operations for the disposed Bio-Bridge XBB for the three and nine months ended September 30, 2010:
	3 Months Ended September 30, 2010	9 Months Ended September 30, 2010
Revenue	$75,734	$234,669

Loss from discontinued operations	(15,117)	(88,611)
Loss attributable to noncontrolling interests	7,017	46,471
Loss from discontinued operations applicable to Bio-Bridge Science, Inc.	$(81,00)	$(42,140)

Loss per share from discontinued operations – Basic and Diluted	$(0.00)	$(0.00)

During the first quarter 2011, we received payment of $39,231 receivable from the sale of Bio-Bridge XBB. As of September 30, 2011, $114,856 due June 2011 from the sale of Bio-Bridge XBB had not been collected and the Company expects to receive this by the end of the fourth quarter 2011.

NOTE 5 – INVENTORIES

Inventories consist of the following at:

	September 30, 2011	December 31, 2010
	(Unaudited)
Raw materials	$33,464	$18,207
Finished goods	86,685	92,075
Inventory reserve	(47,000)	(47,000)
Inventories, net	$73,149	$63,282

NOTE 6 – BORROWINGS

Notes Payable

During the nine months ended September 30, 2011, BBS Beijing borrowed an aggregate of $148,950 (RMB 950,000) from four unrelated third parties. The notes bear 10% annual interest, are unsecured, and mature as follows: $14,640 (RMB 100,000) was due October 18, 2011, $43,920 (RMB 300,000) was due November 9, 2011, and $90,390 (RMB 550,000) is due in February 2012. The Company did not repay the loans due October 18, 2011 or November 9, 2011 on the due dates and is currently negotiating with the lenders to extend the repayment terms.

Line of Credit

The Company has a line of credit with JP Morgan Chase Bank, N.A.  At September 30, 2011 and December 31, 2010, the balances outstanding under the line of credit were $99,850 and $0, respectively. The maximum borrowing amount available under the line of credit is $100,000, bears interest at 4% plus prime (3.75% at September 30, 2011), matures February 11, 2012, and is collateralized by the Company’s bank accounts held at JP Morgan Chase Bank, N.A., (totaling $5,120 at September 30, 2011).

Due to Related Party

During the nine months ended September 30, 2011, $128,253 was advanced to Bio-Bridge JRS by its general manager, who is also a director of Bio-Bridge JRS. The advances are non-interest bearing, unsecured, and due on demand.

NOTE 7 – STOCK OPTION AND WARRANTS

At September 30, 2011, stock options outstanding were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2010	3,082,000	$0.37

Granted	-	$-
Exercised	(423,000)	$0.001
Forfeited	-	$-

Outstanding at September 30, 2011 (unaudited)	2,659,000	$0.43

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2011:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Shares	Weighted Average Exercise Price
$0.001 to $0.55	2,659,000	$0.43	5.29	2,659,000	$0.43

Information relating to stock options at September 30, 2011 summarized by exercise price is as follows:

Exercise price	Number of Shares Outstanding	Remaining life (years)	Number of Shares Exercisable	Weighted average exercise price
$0.001	400,000	4.58	400,000	$0.00
$0.47	390,000	8.05	390,000	$0.07
$0.50	897,000	4.50	897,000	$0.17
$0.52	240,000	8.05	240,000	$0.05
$0.55	600,000	4.58	600,000	$0.12
$0.50	132,000	8.50	132,000	$0.02
$0.001 to 0.55	2,659,000	4.83 to 8.75	2,659,000	$0.43

The aggregate intrinsic value of 2,659,000 options outstanding exercisable as of September 30, 2011 was $814,600, respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company’s common shares for the options that were in-the-money as of September 30, 2011.

At September 30, 2011, warrants outstanding were as follows:

	Number of Shares Under Warrants	Weighted Average Exercise Price
Warrants outstanding at December 31, 2010	9,414,942	$0.94
Warrants granted	-	$-
Warrants expired	(163,333)	$0.75
Warrants outstanding and exercisable at September 30, 2011	9,251,609	$0.94

The following table summarizes information about warrants outstanding and exercisable at September 30, 2011:

Warrants Outstanding and Exercisable
Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price
20,000	$0.75	June 4, 2012	$0.00
183,333	$1.20	June 4, 2013	$0.02
1,724,138	$0.725	July 2, 2012	$0.14
1,724,138	$1.10	July 2, 2013	$0.20
1,000,000	$0.725	July 9, 2012	$0.08
1,000,000	$1.10	July 9, 2013	$0.12
3,000,000	$1.00	January 20, 2015	$0.32
300,000	$0.725	December 15, 2014	$0.02
300,000	$1.00	December 15, 2015	$0.04
9,251,609	$0.75 to 1.20		$0.94

The aggregate intrinsic value of 9,251,609 warrants outstanding and exercisable as of September 30, 2011 was $75,603, based on the trading price as of the period then ended.

NOTE 8 – DERIVATIVE LIABILITY

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

At September 30, 2011, the Company had 2,659,000 options and 9,251,609 warrants outstanding.  The Company determined that, among the outstanding options and warrants, 100,000 of the options and 163,333 of the warrants were subject to the liability accounting.

At September 30, 2011 and December 31, 2010, the derivative liabilities were valued using the Black-Scholes-Merton valuation technique with the following assumptions:

	September 30, 2011 (unaudited)	December 31, 2010
Risk-free interest rate	0.12%	0.27%
Expected volatility	182.5%	202.3%
Expected life (in years)	0.50 to 1.68	0.4 to 2.4 years
Expected dividend yield	0.00%	0.00%

Fair Value:
Options and warrants	$161,102	$170,551

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

During the nine months ended September 30, 2011, 163,333 warrants to purchase the Company’s common stock at $0.75 per share expired; the warrants were previously classified as derivative liabilities and valued at $38,106 at March 31, 2011; the expiration of the warrants was recorded as contribution to capital.  During the nine months ended September 30, 2011, an option to purchase 20,000 shares of the Company’s common stock at $0.001 per share was exercised; the option was previously classified as derivative liabilities and valued at $14,708 at March 31, 2011; the exercise of the option was also recorded as a contribution to capital.

For the three and nine months ended September 30, 2011, $6,985 gain and $43,437 loss, respectively, were recorded on change in fair value of derivative liability.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001.  Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of September 30, 2011, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

Bio-Bridge JRS has ordered a large homogenizing blender that is currently being manufactured at an internationally rated facility in Shanghai. Installation of the blender is expected to be completed in the fourth quarter of 2011 or early 2012 at a total cost of $48,291. As of September 30, 2011, we had advanced $9,658 for the blender.

We have an exclusive agency agreement with Xinhua Surgical Instruments Co. Ltd. (“Xinhua”) to distribute its products in the United States, Australia, New Zealand, and Costa Rica. Our minimum order placement requirement for these four areas in the first year calculated from the signing date was originally established as $55,000 and increases by 10% annually thereafter.

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

•
the Company’s independent registered accounting firm has issued a report on the Company’s financial statements for the years ended December 31, 2010 and 2009 which includes a paragraph that the Company has experienced recurring losses since inception and negative cash flows from operations. These matters raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

OVERVIEW

Bio-Bridge Science, Inc. is a biotechnology company whose subsidiaries were originally focused on the commercial development of HIV-PV Vaccine I, HPV vaccine, colon cancer vaccine, mucosal adjuvant and the manufacture and sale of vaccine production-related materials. We are currently maintaining minimum operating activities due to low liquidity.

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

To date we have funded our operations principally from funds we raised in private offerings. During the nine months ended September 30, 2011, we have drawn down on a line of credit and obtained short term loans. We will need to raise additional capital through an offering of our securities or from loans to continue research and development of our various vaccine product candidates in China, as well as conducting joint venture activities in China. We estimate that our capital requirements for the next two years will be as follows:

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

As of September 30, 2011, our cash and cash equivalents was $77,482. Although we have raised capital in private placements and short term loans, we will still need to raise additional funds through the public or private sales of our securities, loans, or a combination of the foregoing to meet our planned operations. We cannot guarantee that financing will be available to us, on acceptable terms or at all. We also may borrow from local banks in China given that our land use right and laboratory facility could be used as collateral for borrowing. If we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to develop our planned projects as scheduled and may be forced to scale back.

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

Bio-Bridge JRS subsequently leased a facility in Beijing, China for operations. The plant was fitted-out and major equipment purchased and installed, culminating in a final round of renovations undertaken in Q4 2010. The facility has now been validated for production across all four seasons, including conditions of extreme cold, heat, and humidity. Samples from eight different formulations of cell culture medium were produced, and were tested against both those produced by our major competitors, and against standardized control media produced at JRS, and each formulation has performed very well.

At every stage of this extended testing and procedure validating process, stringent process control measures were in place to enable Bio-Bridge JRS to prepare for GMP (and similar) certification at the facility. Various processes, machines, and materials sourcing procedures have been modified and improved to enhance process control to the relevant standard. Further cell culture testing has also been done at each stage. Building to a shipment-ready high-quality catalogue of the eight formulations identified by the Bio-Bridge JRS sales team as meeting the needs of launch customers has taken approximately six weeks per formulation, and is now complete for those formulations. The techniques and corporate knowledge built during this process in validating and testing new formulations will be invaluable going forward as Bio-Bridge JRS expands its cell culture media range.

To increase production capacity, a large homogenizing blender has been ordered and is currently being manufactured at an internationally rated facility in Shanghai. Installation of same in Q4 2011 will increase single-batch fulfillment capability to 150,000 liters. The validation procedures for this new equipment will run into Q1 2012, with increased capacity therefore coming on stream late in that quarter.

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

Results of Operation

For the Three Months Ended September 30, 2011 and 2010

Total sales, consisting solely of the sales of Xinhua surgical instruments, were $18,495 and $27,118; cost of goods sold were $10,627 and $13,195, respectively.

Research and development expenses were $40,337 and $48,898, respectively.

General and administrative expenses were $235,420 and $274,041, respectively.

Selling and distribution expenses, related solely to the sales of Xinhua surgical instruments, were $10,742 and $17,747, respectively.

Net losses were $271,626 and $551,144, respectively. The decrease in net loss was primarily due to the $243,248 impairment of goodwill of Bio-Bridge XBB recorded on September 30, 2010.

For the Nine Months Ended September 30, 2011 and 2010

Total sales, consisting solely of the sales of Xinhua surgical instruments, were $54,835 and $76,024; cost of goods sold were $30,585 and $37,280, respectively.

Research and development expenses were $132,932 and $171,764, respectively.

General and administrative expenses were $817,492 and $2,531,109, respectively. The difference primarily resulted from the compensation cost of $1,521,805 for issuing common stock warrants during the three months ended March 31, 2010 and the $243,248 impairment of goodwill of Bio-Bridge XBB recorded on September 30, 2010.

Selling and distribution expenses, related solely to the sales of Xinhua surgical instruments, were $42,420 and $58,162, respectively.

Net losses were $1,013,833 and $3,030,009, respectively. The decrease was primarily due to the compensation cost of $1,521,805 for issuing common stock warrants during the three months ended March 31, 2010 and the $243,248 impairment of goodwill of Bio-Bridge XBB recorded on September 30, 2010.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalent balances, which was $77,482 at September 30, 2011.

Net cash used in operating activities from continuing operations for the nine months ended September 30, 2011 and 2010 were $466,102 and $865,413 respectively. The decrease resulted primarily from our minimum operating activities during the nine months ended September 30, 2011 and the change in operating assets and liabilities.

Net cash provided by investing activities from continuing operations for the nine months ended September 30, 2011 was $31,780 and net cash used in investment activities for the nine months ended September 30, 2010 was $352,080. The difference resulted primarily from leasehold and equipment purchases during the nine months ended September 30, 2010.

Net cash provided by financing activities for the nine months ended September 30, 2011 and 2010 were $386,436 and $307,059 respectively.

To date, our operations have been funded principally through issuances of our common stock and preferred stock whereby we raised an aggregate $8,665,911 from inception through September 30, 2011.

We maintained minimum operating activities at BBS Beijing during the nine months ended September 30, 2011. The Company has drawn down on a business line of credit and BBS Beijing has obtained short term loans to sustain its operation. We will keep minimum operations until we secure another round of funding, whether through private offering or bank loans using our facilities as collateral, in order to carry out our development plan. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to continue as a going concern is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations.

Critical Accounting Policies and Estimates

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no affect on the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  The Company is currently evaluating the affects adoption of ASU 2011-08 may have on its goodwill impairment testing.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Commitments

Royalty and License Arrangements

Liang Qiao, M.D., our co-founder and chief executive officer, is one of the two co-inventors of our core technology that was assigned to Loyola University Chicago in April 2001. Under an agreement with Loyola University Chicago, we have obtained exclusive rights to this technology for use in its future products within the United States, Japan and the People's Republic of China, including mainland China, Hong Kong, Taiwan and Macau. The license continues perpetually or for the maximum period of time permitted by law, unless terminated earlier under the terms of the agreement. Pursuant to this agreement, Loyola receives a royalty of 4% from the net profit for all uses of the licensed technology, including uses under sublicenses. As of September 30, 2011, we had not generated any revenues from the sale of any products under development, nor had we received any revenues from sublicenses.

Bio-Bridge JRS has ordered a large homogenizing blender that is currently being manufactured at an internationally rated facility in Shanghai. Installation of the blender is expected to be completed in the fourth quarter of 2011 or early 2012 at a total cost of $48,291. As of September 30, 2011, we had advanced $9,658 for the blender.

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

Date: November 21, 2011

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

101
The following materials from the Quarterly Report of Bio-Bridge Science, Inc. on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Unaudited Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2011, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

* Previously filed with the Securities and Exchange Commission pursuant to Registration Statement No. 333-121786.

** Previously filed as an exhibit to the Registrant's Form 10-KSB for its year ended December 31, 2006.